Form 10-Q
period 1996-04-30
SYSTEMSOFT CORP
filed 1996-06-14
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the three months ended April 30, 1996  Commission File Number 0-24418

                             SYSTEMSOFT CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    04-3121799
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


        2 VISION DRIVE
     NATICK, MASSACHUSETTS                                 01760
(Address of principal executive offices)                    (Zip Code)



                                  508-651-0088
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                             ------     ------


Registrant had 10,784,761 shares of Common Stock, $.01 par value, outstanding at June 7, 1996.



             Total number of pages with exhibits is 12.
             The Exhibit Index appears on page 11.

                             SYSTEMSOFT CORPORATION

                                   FORM 10-Q

                   For the Three Months Ended April 30, 1996


                               TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------


PART I.  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           a)  Consolidated Balance Sheets as of April 30, 1996
               (Unaudited) and January 31, 1996                           3

           b)  Consolidated Statements of Operations for the three
               months ended April 30, 1996 and 1995 (Unaudited)           4

           c)  Consolidated Statements of Cash Flows for the three
               months ended April 30, 1996 and 1995 (Unaudited)           5

           d)  Notes to Consolidated Financial Statements                 6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                               12

                            SYSTEMSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                             April 30,       January 31,
                                               1996             1996
                                               ----             ----
  ASSETS                                    (unaudited)
Current assets:
  Cash and cash equivalents                 $10,106,827      $7,406,039
  Marketable securities                       1,895,791       3,960,490
  Accounts receivable, less allowance
    for doubtful accounts of $551,038 and
    and $491,037 as of April 30, 1996
    and January 31, 1996, respectively        7,581,835       7,561,096
  Receivable from related party                 816,124         692,722
  Prepaid and other current assets            1,039,106         868,929
  Deferred income taxes                       1,512,756       1,512,756
                                            -----------     -----------
          Total current assets               22,952,439      22,002,032

Property and equipment, net                   3,274,497       2,830,529
Purchased software, net                       1,667,385         556,058
Software development costs, net               1,954,214       1,563,303
                                            -----------     -----------
          Total assets                      $29,848,535     $26,951,922
                                            ===========     ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $1,370,640        $680,493
  Accrued expenses                              329,382         402,066
  Income taxes payable                           79,901         524,258
  Accrued commissions                           538,074         497,354
  Accrued compensation and benefits             294,167         582,845
                                            -----------     -----------
          Total current liabilities           2,612,164       2,687,016

Deferred income taxes                           674,390         674,390

Commitments
Minority interest in subsidiary                  50,000          50,000

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
     shares authorized; none issued and
     outstanding                                    -               -
  Common stock, $.01 par value; 30,000,000
     shares authorized; 10,784,848 and
     10,553,019 shares issued                   107,848         105,530
Additional paid-in capital                   26,664,299      24,973,086
Less treasury stock, at cost, 79,623 shares    (427,187)       (427,187)
Accumulated earnings (deficit)                  167,021      (1,110,913)
                                            -----------     -----------
          Total stockholders' equity         26,511,981      23,540,516
                                            -----------     -----------
          Total liabilities and
            stockholders' equity            $29,848,535     $26,951,922
                                            ===========     ===========

          The accompanying notes are an integral part of the consolidated financial statements.

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended April 30,
                                            ----------------------------
                                               1996             1995
                                               ----             ----
Revenues:
  Software license fees                      $5,355,156      $3,878,692
  Engineering services                        2,235,040         880,002
  Related party                                 458,333         405,000
  Other                                           1,500          16,915
                                            -----------     -----------
          Total revenues                      8,050,029       5,180,609
                                            -----------     -----------

Cost of revenues:
  Software license fees                         403,273         198,283
  Engineering services                          752,256         398,785
  Related party                                 214,931         309,449
  Other                                               -          24,080
                                            -----------     -----------
          Total cost of revenues              1,370,460         930,597
                                            -----------     -----------

Gross profit                                  6,679,569       4,250,012

Operating expenses:
  Research and development                    1,686,116       1,093,469
  Sales and marketing                         2,414,818       1,737,786
  General and administrative                    689,074         536,318
                                            -----------     -----------
          Total operating expenses            4,790,008       3,367,573
                                            -----------     -----------

Income from operations                        1,889,561         882,439

Interest income                                  98,257         149,160
Interest expense                                   (156)           (175)
Foreign exchange gain (loss)                    (21,611)          3,888
                                            -----------     -----------
Income before provision for income taxes      1,966,051       1,035,312

Provision for income taxes                      688,118         389,801
                                            -----------     -----------

Net income                                    1,277,933         645,511
                                            ===========     ===========

Net income per common share                       $0.11           $0.06
                                            ===========     ===========

Weighted average number of common and
  common equivalent shares outstanding       11,580,240      11,124,974
                                            ===========     ===========


              The accompanying notes are an integral part of the
                       consolidated financial statements

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended April 30
                                            ---------------------------
                                               1996             1995
                                               ----             ----
Cash flows from operating activities:
  Net income                                 $1,277,933        $645,511
Adjustments to reconcile net income
  to cash provided by operating
  activities:
  Depreciation and amortization                 578,813         329,800
  Provision for doubtful accounts                63,000          88,172
  Tax benefit of disqualifying dispositions
    of stock options                            998,611         543,230
  Changes in operating assets and liabilities:
      Accounts receivable                      (927,808)       (801,923)
      Receivable from related party            (338,333)         25,000
      Prepaid and other current assets         (170,177)       (271,409)
      Accounts payable                          690,147         (11,610)
      Accrued expenses                          (72,685)         59,090
      Income taxes payable                     (444,357)       (157,090)
      Accrued commissions                       197,290         (67,563)
      Accrued compensation and benefits        (288,675)       (215,197)
      Accrued royalties and distributions       214,931         (70,286)
      Deferred revenue from related party           -            95,000
                                            ------------     -----------
        Net cash provided by operating
          activities                          1,778,690         190,725
                                            ------------     -----------
Cash flows from investing activities:
  Sale of marketable securities               2,064,699          17,975
  Purchases of property and equipment          (667,775)       (280,177)
  Purchased software costs                     (618,716)              -
  Software development costs                   (551,028)       (165,295)
                                            -----------     -----------
        Net cash provided by (used in)
          investing activities                  227,180        (427,497)
                                            -----------     -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options       694,918         514,763
  Purchase of treasury stock                        -           (81,909)
                                            -----------     -----------
        Net cash provided by financing
           activities                           694,918         432,854
                                            -----------     -----------

Net increase in cash and cash equivalents     2,700,788         196,082

Cash and cash equivalents at beginning
  of period                                   7,406,039       7,806,387
                                            -----------     -----------
Cash and cash equivalents at end of period  $10,106,827      $8,002,469
                                            ===========     ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            SYSTEMSOFT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

  Basis of Presentation

          The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany transactions and accounts have been eliminated.

  Unaudited Consolidated Financial Statements

          The accompanying consolidated financial statements of the Company as of April 30, 1996 and for the three months ended April 30, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on April 30, 1996. The results of operations for the three month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year or for any future period. In June 1995, the Company completed a merger with Ventura Micro, Inc. ("VMI") which was accounted for as a pooling of interests. The consolidated statements of operations for the three months ended April 30, 1995, the consolidated statements of cash flows for the three months ended April 30, 1995 and all related footnotes presented herein include the accounts of the Company and VMI restated for the earliest period presented.

  Net Income Per Common Share

          Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares are included in the calculations where the effect on their inclusion would be dilutive. Previously reported per share amounts have been restated for the effect of the VMI merger, which was accounted for as a pooling of interests.

2.  Income Taxes

          The components of the provision for income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The major difference between the actual provision for income taxes and the statutory federal income tax rates for the three months ended April 30, 1996 and 1995 are the utilization of certain tax credits.

3.  Acquisitions

          In June 1995, the Company completed its merger with VMI, a system software and consulting company specializing in PC Card technology. This transaction, which is being accounted for as a pooling of interests, was effected through the exchange of approximately 94,000 shares of the Company's common stock for all of the issued and outstanding shares of VMI stock. The Company's consolidated financial statements for the period ended April 30, 1995 have been restated to include the accounts and operations of VMI. Separate revenues, net income and related per share amounts of the merged entities are not presented because the impact of VMI is not material.

4.  Commitments

          Pursuant to a seven-year lease executed in July, 1995, the Company pays annual base rent for its headquarters beginning at approximately $606,000 and increasing to $670,000 during the term of the lease. The Company and the lessor have the option to terminate the lease after 54 months on six months written notice. The lease also contains a renewal option to extend the term for up to three additional one-year periods.

5. Nonmonetary Transactions

          Included in software license fee revenues for the quarter ended April 30, 1996 are revenues of $600,000 from software licenses exchanged for purchased software. Included in engineering services revenues for the quarter ended April 30, 1996 are revenues of $87,500 from engineering services exchanged for computer equipment. There were no nonmonetary transactions for the quarter ended April 30, 1995. No gain or loss was recognized as a result of these transactions.

                            SYSTEMSOFT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended April 30, 1996 and 1995. The Company designs, develops, markets, licenses and supports to the personal computer industry connectivity and other system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices. In June 1995, the Company completed a merger with VMI which was accounted for as a pooling of interests. The management's discussion and analysis of financial condition and results of operations presented herein includes the accounts of the Company and VMI restated for the earlier period presented.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                         Three Months Ended April 30,
                                         ----------------------------
                                           1996              1995
                                           ----              ----
                                                 (unaudited)
Revenues:
  Software license fees                    66.5%             74.9%
  Engineering services                     27.8              17.0
  Related party                             5.7               7.8
  Other                                     0.0               0.3
                                     ----------        ----------
          Total revenues                  100.0             100.0
                                     ----------        ----------

Cost of revenues:
  Software license fees                     7.5               5.1
  Engineering services                     33.7              45.3
  Related party                            46.9              76.4
  Other                                     0.0             142.4
                                     ----------        ----------
          Total cost of revenues           17.0              18.0
                                     ----------        ----------

Gross profit                               83.0              82.0

Operating expenses:
  Research and development                 20.9              21.1
  Sales and marketing                      30.0              33.5
  General and administrative                8.6              10.4
                                     ----------        ----------
          Total operating expenses         59.5              65.0
                                     ----------        ----------

Income from operations                     23.5              17.0

Interest income                             1.2               2.9
Interest expense                            0.0               0.0
Foreign exchange gain (loss)              (0.3)               0.1
                                     ----------        ----------
Income before provision for income         24.4              20.0
  taxes
Provision for income taxes                  8.5               7.5
                                     ----------        ----------

Net income                                 15.9%             12.5%
                                     ==========        ==========


  Comparison of Three Months Ended April 30, 1996 and 1995

          Revenues. Revenues were $8,050,000 and $5,181,000 in the three months ended April 30, 1996 and 1995, respectively, an increase of approximately 55%. Software license fees increased to $5,355,000 from $3,879,000 or approximately 38%. This increase was primarily due to the growth in PC Card software license fees as well as revenue attributable to a transaction in which the Company granted software licenses in exchange for software licenses to be used in the Company's products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. Revenues attributable to such fees, which are included in software license fees, were $800,000 and $1,468,000 in the three months ended April 30, 1996 and 1995, respectively. The $800,000 in fixed royalties recognized in the three months ended April 30, 1996 resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the subsequent four quarters. Engineering services increased to $2,235,000 from $880,000 or approximately 154% due to engineering services related to a significant contract with Digital Equipment Corporation to develop call-avoidance software products, as well as growth in the mobile computing market and PC Card engineering services. Related party revenues increased to $458,000 from $405,000 or approximately 13%. Revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement") were $375,000 and $405,000 in the three months ended April 30, 1996 and 1995, respectively.

          Cost of Revenues. Cost of revenues was $1,370,000 and $931,000 in the three months ended April 30, 1996 and 1995, respectively. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties and other engineering and sales and marketing costs under the Intel Agreement, in addition to engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues decreased slightly to 17% from 18% in the three months ended April 30, 1996 and 1995, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 8% from 5% primarily due to increases in amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and software development costs and the commencement of amortization with new product releases. Cost of engineering services decreased as a percentage of engineering service revenues to 34% from 46%, primarily due to increased efficiency in providing engineering services and substantial relative growth of revenues. Cost of related party revenues as a percentage of related party revenues decreased to 47% from 76%, due to a decrease in the lower margin services provided under the original Intel Agreement as well as certain personnel costs being included in Research and Development under the amended Intel Agreement. Gross profit increased slightly to 83% from 82%.

          Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $1,686,000 and $1,093,000, net of capitalized development costs of $551,000 and $165,000, in the three months ended April 30, 1996 and 1995, respectively, an increase of approximately 54%. The increase in expenses resulted primarily from staff additions to support the product development effort. Research and development expenses as a percentage of revenues remained unchanged. Included in Research and Development are costs associated with certain work done under the Intel Agreement, as amended.

          Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to independent manufacturers' representatives and travel costs, were $2,415,000 and $1,738,000 in the three months ended April 30,
1996 and 1995, respectively, an increase of approximately 39%.   The percentage
increase was primarily due to staff additions, increased costs of marketing programs, additional travel costs and sales commissions resulting from the
increased level of revenue.   Sales and marketing expenses as a percentage of
revenues decreased to 30% from 34%, due primarily to the substantial relative growth in revenues.

          General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $689,000 and $536,000 in the three months ended April 30, 1996 and 1995, respectively, an increase of approximately 28%. The percentage increase was primarily due to staff additions, increased professional fees and travel expenses. General and administrative expenses as a percentage of revenues decreased slightly to 9% from 10% due to the substantial relative growth in revenues.

          Provision for Income Taxes. Provision for income taxes was $688,000 and $390,000 in the three months ended April 30, 1996 and 1995, respectively.
In the three months ended April 30, 1996 and 1995, the Company was able to reduce its federal tax liability through the utilization of certain tax credits.

Liquidity and Capital Resources

          During the three months ended April 30, 1996, the Company funded its operations through its operating profits. As of April 30, 1996, the Company had cash and cash equivalents and marketable securities of $12,003,000 and working capital of $20,340,000. The Company's operating activities provided cash of $1,779,000 for the three months ended April 30, 1996. The Company's investing activities provided cash of $227,000 in the three months ended April 30, 1996. The principal uses of cash have been the purchase of property and equipment of $668,000 and purchased software of $619,000. During the three months ended April 30, 1996, the Company's financing activities have provided cash of $695,000, due to the exercise of stock options. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits

                None

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the three month period for which this report is filed.

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYSTEMSOFT CORPORATION


June 14, 1996        By:  /s/ Robert F. Angelo
                        ----------------------
                              Robert F. Angelo
                              President, Chief Executive Officer and Chairman of the Board


June 14, 1996        By:  /s/ David P. Sommers
                        -----------------------------
                              David P, Sommers
                              Vice President, Finance and
                              Chief Financial Officer