Form 10-Q
period 1996-07-31
SYSTEMSOFT CORP
filed 1996-09-16
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the three months ended July 31, 1996  Commission File Number 0-24418

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

                      Yes  X       No
                         ------       ---


Registrant had 22,465,554 shares of Common Stock, $.01 par value, outstanding at September 6, 1996.

                             SYSTEMSOFT CORPORATION

                                   FORM 10-Q

                    For the Three Months Ended July 31, 1996


                               TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          a) Consolidated Balance Sheets as of July 31, 1996
             (Unaudited) and January 31, 1996                               3

          b) Consolidated Statements of Operations for the three and
             six months ended July 31, 1996 and 1995 (Unaudited)            4

          c) Consolidated Statements of Cash Flows for the six
             months ended July 31, 1996 and 1995 (Unaudited)                5

          d) Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8


PART II.  OTHER INFORMATION

Item 4.   Submission of matters to a vote of security holders              14

Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

                            SYSTEMSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                            July 31,            January 31,
                                                                              1996                  1996
                                                                          ----------            -----------
                                                                          (unaudited)
       ASSETS
Current assets:
        Cash and cash equivalent                                            $5,517,058            $7,406,039
        Marketable securities                                                5,806,651             3,960,490
        Accounts receivable, less allowance for doubtful
               accounts of  $648,085 and $491,037 as of
               July 31, 1996 and January 31, 1996, respectively             10,418,671             7,561,096
        Receivable from related party                                          886,568               692,722
        Prepaid and other current assets                                     1,852,520               868,929
        Deferred income taxes                                                1,512,756             1,512,756
                                                                         -------------         -------------
                Total current assets                                        25,994,224            22,002,032

Property and equipment, net                                                  3,718,699             2,830,529
Purchased software costs, net                                                2,297,005               556,058
Software development costs,  net                                             2,401,680             1,563,303
                                                                         -------------         -------------
                Total assets                                               $34,411,608           $26,951,922
                                                                         ==============        ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                    $1,598,529              $680,493
        Accrued expenses                                                       538,115               402,066
        Income taxes payable                                                 1,190,640               524,258
        Accrued commissions                                                    571,632               497,354
        Accrued compensation and benefits                                      698,038               582,845
                                                                         -------------         -------------
                Total current liabilities                                    4,596,954             2,687,016

Deferred income taxes                                                          674,390               674,390

Commitments
Minority interest in subsidiary                                                 50,000                50,000


Stockholders' equity:
        Preferred stock, $.01 par value; 1,000,000 shares authorized;
             none issued and outstanding                                           -                     -
        Common stock, $.01 par value; 90,000,000 and 30,000,000
             shares authorized; 22,045,915 and  21,106,038 shares issued
             as of July 31, 1996 and January 31, 1996, respectively            220,458               211,060
        Additional paid-in capital                                          27,641,392            24,867,556
        Less treasury stock, at cost, 159,246 shares                          (427,187)             (427,187)
        Accumulated earnings (deficit)                                       1,655,601            (1,110,913)
                                                                         -------------         -------------
                Total stockholders' equity                                  29,090,264            23,540,516
                                                                         -------------         -------------
                Total liabilities and stockholders' equity                 $34,411,608           $26,951,922
                                                                         ==============        ==============

                       The accompanying notes are an integral part of the consolidated financial statements.

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended July 31,               Six Months Ended July 31,
                                                ---------------------------               -------------------------
                                                  1996                1995                 1996                 1995
                                                  ----                ----                 ----                 ----
Revenues:
        Software license fees                  $5,454,198          $4,283,984           $10,809,355          $8,162,676
        Engineering services                    3,155,034             691,665             5,390,074           1,571,667
        Related party                             681,667             908,111             1,140,000           1,313,111
        Other                                         -                13,998                 1,500              30,913
                                              -------------       -------------       --------------        -------------
                Total revenues                  9,290,899           5,897,758            17,340,929          11,078,367
                                              -------------       -------------       --------------        -------------


Cost of revenues:
        Software license fees                     577,180             192,535               980,453             390,818
        Engineering services                      951,333             560,033             1,703,589             958,818
        Related party                             207,648             487,176               422,579             796,625
        Other                                         -                11,150                   -                35,230
                                              -------------       -------------       --------------        -------------
                Total cost of revenues          1,736,161           1,250,894             3,106,621           2,181,491
                                              -------------       -------------       --------------        -------------

Gross profit                                    7,554,738           4,646,864            14,234,308           8,896,876

Operating expenses:
        Research and development                1,933,156           1,241,433             3,619,272           2,334,902
        Sales and marketing                     2,669,506           1,562,949             5,084,324           3,300,734
        General and administrative                744,939             655,438             1,434,013           1,191,756
                                              -------------       -------------       --------------        -------------
                Total operating expenses        5,347,601           3,459,820            10,137,609           6,827,392
                                              -------------       -------------       --------------        -------------

Income from operations                          2,207,137           1,187,044             4,096,699           2,069,484

Interest income                                   105,879             163,279               204,137             312,439
Interest expense                                     (104)               (413)                 (260)               (588)
Foreign exchange loss                             (22,795)            (16,624)              (44,406)            (12,736)
                                              -------------       -------------       --------------        -------------
Income before provision for income taxes        2,290,117           1,333,286             4,256,170           2,368,599

Provision for income taxes                        801,541             465,767             1,489,659             855,568
                                              -------------       -------------       --------------        -------------


Net income                                      1,488,576             867,519             2,766,511           1,513,031
                                              =============       =============       ==============        =============


Net income per common share                         $0.06               $0.04                 $0.11               $0.07
                                              =============       =============       ==============        =============
Weighted average number of common and
     common equivalent shares outstanding      25,035,457          22,894,386            24,097,968          22,572,166
                                              =============       =============       ==============        =============

The accompanying notes are an integral part of the consolidated financial statements

                            SYSTEMSOFT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                           Six Months Ended July 31,
                                                       ----------------------------------

                                                          1996                 1995
                                                          ----                 ----
Cash flows from operating activities:
  Net income                                          $2,766,511              $ 1,513,031
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                        1,276,727                  675,655
  Provision for doubtful accounts                        225,547                  133,172
  Tax benefit of disqualifying dispositions of
  stock options                                          679,850                  836,647
  Changes in operating assets and liabilities:
     Accounts receivable                              (4,455,601)              (1,347,480)
     Receivable from related party                      (669,800)                 (83,111)
     Prepaid and other current assets                   (983,591)                (573,966)
     Accounts payable                                    918,036                  271,006
     Accrued expenses                                    668,673                    3,282
     Income taxes payable                                666,382                   14,419
     Accrued commissions                                 591,642                 (105,670)
     Accrued compensation and benefits                   115,196                 (287,107)
     Deferred revenue from related party                                         (205,000)
                                                     -------------         --------------
        Net cash provided by operating activities      1,799,572                  844,878
                                                     -------------         --------------

Cash flows from investing activities:
  Purchase of marketable securities, net              (1,846,161)                 (54,894)
  Purchase of property and equipment                  (1,434,153)              (1,322,365)
  Purchased software costs                            (1,308,642)                       -
  Software development costs                          (1,202,982)                (273,455)
                                                     -------------         --------------
        Net cash used in investing activities         (5,791,938)              (1,650,714)
                                                     -------------         --------------

Cash flows from financing activities:
  Proceeds from exercise of stock options              2,103,385                  639,851
                                                     -------------         --------------
        Net cash provided by financing activities      2,103,385                  639,851
                                                     -------------         --------------

Net decrease in cash and cash equivalents             (1,888,981)                (165,985)

Cash and cash equivalents at beginning of period       7,406,039                7,806,387
                                                     -------------         --------------

Cash and cash equivalents at end of period            $5,517,058               $7,640,402
                                                     =============         ==============

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

 Unaudited Consolidated Financial Statements

          The accompanying consolidated financial statements of the Company as of July 31, 1996 and for the three and six months ended July 31, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on April 30, 1996. The results of operations for the three and six month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year or for any future period. In June 1995, the Company completed a merger with Ventura Micro, Inc. ("VMI") which was accounted for as a pooling of interests. The consolidated statements of operations for the six months ended July 31, 1995, the consolidated statements of cash flows for the six months ended July 31, 1995 and all related footnotes presented herein include the accounts of the Company and VMI restated for the periods prior to the merger.

 Net Income Per Common Share

          Net income per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during each period using the treasury stock method. Common equivalent shares are included in the calculations where the effect on their inclusion would be dilutive. Previously reported per share amounts have been restated for the effect of the VMI merger, which was accounted for as a pooling of interest and for the 2:1 stock split in the form of a stock dividend issued on July 17, 1996 (see note
5).

2.  Income Taxes

          The components of the provision for income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The major difference between the actual provision for income taxes and the statutory federal income tax rates for the three and six months ended July 31, 1996 and 1995 are the utilization of certain tax credits.

3.  Stock dividend

        The Company issued a 2:1 stock split in the form of a stock dividend on July 17, 1996. All amounts and per share data has been retroactively adjusted for the earliest period presented.

4.  Increase to authorized capital

        At a special meeting of stockholders held on July 30, 1996, a majority of the stockholders of the Company voted to increase the number of authorized shares of Common Stock by 60,000,000 from 30,000,000 to 90,000,000 shares.

                            SYSTEMSOFT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended July 31, 1996 and 1995. The Company designs, develops, markets, licenses and supports to the personal computer industry connectivity and other system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices. In June 1995, the Company completed a merger with VMI which was accounted for as a pooling of interests. The management's discussion and analysis of financial condition and results of operations presented herein includes the accounts of the Company and VMI restated for the periods prior to the merger.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):


                                                        Three Months Ended July 31,                 Six Months Ended July 31,
                                                        ---------------------------                 -------------------------
                                                           1996            1995                        1996           1995
                                                           ----            ----                        ----           ----
Revenues:
   Software license fees                                    58.7%           72.7%                       62.3%          73.6%
   Engineering services                                     34.0            11.7                        31.1           14.2
   Related party                                             7.3            15.4                         6.6           11.9
   Other                                                     0.0             0.2                         0.0            0.3
                                                        ---------------------------                 -------------------------
           Total revenues                                  100.0           100.0                       100.0          100.0
                                                        ---------------------------                 -------------------------
Cost of revenues:
   Software license fees                                    10.6             4.5                         9.1            4.8
   Engineering services                                     30.2            81.0                        31.6           61.0
   Related party                                            30.5            53.6                        37.1           60.7
   Other                                                     0.0            79.7                         0.0          114.0
                                                        ---------------------------                 -------------------------
           Total cost of revenues                           18.7            21.2                        17.9           19.7
                                                        ---------------------------                 -------------------------
Gross margin                                                81.3            78.8                        82.1           80.3
Operating expenses:
   Research and development                                  20.8           21.0                        20.9           21.1
   Sales and marketing                                       28.8           26.6                        29.3           29.8
   General and administrative                                 8.0           11.1                         8.2           10.7
                                                         ---------------------------                 -------------------------
          Total operating expenses                           57.6           58.7                        58.4           61.6
                                                        ---------------------------                 -------------------------

Income from operations                                       23.7           20.1                        23.7           18.7
Interest income                                               1.1            2.8                         1.2            2.8
Interest expense                                              0.0            0.0                         0.0            0.0
Foreign exchange loss                                        -0.2           -0.3                        -0.3           -0.1
                                                        ---------------------------                 -------------------------
Income before provision for income taxes                     24.6           22.6                        24.6           21.4
Provision for income taxes                                    8.6            7.9                         8.6            7.7
                                                        ---------------------------                 -------------------------

Net income                                                   16.0%          14.7%                       16.0%          13.7%
                                                        ===========================                 =========================

Comparison of Three Months Ended July 31, 1996 and 1995

          Revenues. Revenues were $9,291,000 and $5,898,000 in the three months ended July 31, 1996 and 1995, respectively, an increase of approximately 58%. Software license fees increased to $5,454,000 from $4,284,000, or approximately 27%. This increase was primarily due to software license fees on the Company's new call avoidance products as well as growth in the software license fees for BIOS and power management products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis.
Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. Revenues attributable to such fees, which are included in software license fees, were $250,000 and $279,000 in the three months ended July 31, 1996 and 1995, respectively. Included in the fixed royalties recognized in the three months ended July 31, 1996 were $52,000 which resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the quarter ended October 31, 1996. Engineering services increased to $3,155,000 from $692,000, or approximately 356% due primarily to engineering services related to a significant contract with a customer to develop call-avoidance software products, as well as growth in the mobile computing market engineering services. Related party revenues decreased to $682,000 from $908,000, or approximately 25%. Revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement") were $375,000 and $800,000 in the three months ended July 31, 1996 and 1995, respectively.

          Cost of Revenues. Cost of revenues was $1,736,000 and $1,251,000 in the three months ended July 31, 1996 and 1995, respectively. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties and other engineering and sales and marketing costs under the Intel Agreement, in addition to engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues decreased to 19% from 21% in the three months ended July 31, 1996 and 1995, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 11% from 5% in the three months ended July 31, 1996 and 1995, respectively primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and software development costs and the commencement of amortization with new product releases. Cost of engineering services decreased as a percentage of engineering service revenues to 30% from 81% in the three months ended July 31, 1996 and 1995, respectively primarily due to increased efficiency in providing engineering services and substantial relative growth of revenues. Cost of related party revenues as a percentage of related party revenues decreased to 30% from 54%, due to a decrease in the lower margin services provided under the original Intel Agreement as well as certain personnel costs being included in Research and Development under the amended Intel Agreement.

          Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $1,933,000 and $1,241,000, net of capitalized development costs of $652,000 and $166,000, in the three months ended July 31, 1996 and 1995, respectively, an increase of approximately 56%. The increase in expenses resulted primarily from staff additions to support the Company's new product development effort. Research and development expenses as a percentage of revenues remained unchanged. Included in Research and Development are costs associated with certain work done under the Intel Agreement.

          Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $2,670,000 and $1,563,000 in the three months ended July 31, 1996 and 1995, respectively, an increase of approximately 71%. The percentage increase was primarily due to staff additions, increased costs of marketing programs and events, additional travel costs and sales commissions resulting from the increased level of revenue. Sales and marketing expenses as a percentage of revenues increased to 29% from 27% for the reasons discussed above.

          General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $745,000 and $655,000 in the three months ended July 31, 1996 and 1995, respectively, an increase of approximately 14%. The increase was primarily due to staff additions. General and administrative expenses as a percentage of revenues decreased to 8% from 11% due to the substantial relative growth in revenues.

          Provision for Income Taxes. Provision for income taxes was $802,000 and $466,000 in the three months ended July 31, 1996 and 1995, respectively. In the three months ended July 31, 1996 and 1995, the Company was able to reduce its federal tax liability through the utilization of certain tax credits.


Comparison of Six Months Ended July 31, 1996 and 1995

          Revenues. Revenues were $17,341,000 and $11,078,000 in the six months ended July 31, 1996 and 1995, respectively, an increase of approximately 57%. Software license fees increased to $10,809,000 from $8,163,000 or approximately 32%. This increase was primarily due to software license fees on the Company's new call avoidance products as well as growth in the software license fees for BIOS and power management products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis.
Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. Revenues attributable to such fees, which are included in software license fees, were $1,050,000 and $1,747,000 in the six months ended July 31, 1996 and 1995, respectively. The fixed royalties recognized in the six months ended July 31, 1996 included $652,000 which resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the subsequent three fiscal quarters. Engineering services increased to $5,390,000 from $1,572,000 or approximately 243% due to engineering services related to a significant contract with a customer to develop call-avoidance software products, as well as growth in the mobile computing market engineering services. Related party revenues decreased to $1,140,000 from $1,313,000 or approximately 13%. Revenues generated under the Intel Agreement were $750,000 and $1,205,000 in the six months ended July 31, 1996 and 1995, respectively.

          Cost of Revenues. Cost of revenues was $3,107,000 and $2,181,000 in the six months ended July 31, 1996 and 1995, respectively. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties and other engineering and sales and marketing costs under the Intel Agreement, in addition to engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues decreased to 18% from 20% in the six months ended July 31, 1996 and 1995, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 9% from 5% primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and software development costs and the commencement of amortization with new product releases. Cost of engineering services decreased as a percentage of engineering service revenues to 32% from 61%, primarily due to increased efficiency in providing engineering services and substantial relative growth of revenues. Cost of related party revenues as a percentage of related party revenues decreased to 37% from 61%, due to a decrease in the lower margin services provided under the original Intel Agreement as well as certain personnel costs being included in Research and Development under the Intel Agreement.

          Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,619,000 and $2,335,000, net of capitalized development costs of $1,203,000 and $331,000, in the six months ended July 31, 1996 and 1995, respectively, an increase of approximately 55%. The increase in expenses resulted primarily from staff additions to support the Company's new product development effort. Research and development expenses as a percentage of revenues remained unchanged. Included in Research and Development are costs associated with certain work done under the Intel Agreement.

          Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $5,084,000 and $3,301,000 in the six months ended July 31, 1996 and 1995, respectively, an increase of
approximately 54%.   The percentage increase was primarily due to staff
additions, increased costs of marketing programs and events, additional travel costs and sales commissions resulting from the increased level of revenue. Sales and marketing expenses as a percentage of revenues decreased to 29% from 30% due to the substantial relative growth in revenues.

          General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $1,434,000 and $1,192,000 in the six months ended July 31, 1996 and 1995, respectively, an increase of approximately 20%. The increase was primarily due to staff additions. General and administrative expenses as a percentage of revenues decreased to 8% from 11% due to the substantial relative growth in revenues.

   Provision for Income Taxes. Provision for income taxes was $1,490,000 and $856,000 in the six months ended July 31, 1996 and 1995, respectively. In the six months ended July 31, 1996 and 1995, the Company was able to reduce its federal tax liability through the utilization of certain tax credits.

Liquidity and Capital Resources

          During the six months ended July 31, 1996, the Company funded its operations primarily through its operating profits. As of July 31, 1996, the Company had cash and cash equivalents and marketable securities of $11,324,000 and working capital of $21,397,000. The Company's operating activities provided cash of $1,800,000 for the six months ended July 31, 1996. The Company's investing activities used cash of $5,792,000 in the six months ended July 31, 1996. The principal uses of cash have been the purchase of marketable securities of $1,846,000, the purchase of property and equipment of $1,434,000 and purchased software of $1,309,000. During the six months ended July 31, 1996, the Company's financing activities have provided cash of $2,103,000, due to the exercise of stock options. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.


Certain Factors That May Affect Future Results

          Information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning sufficiency of funds for the Company's working capital) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

          The Company's future results are subject to substantial risks and uncertainties. Revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. The market for the Company's system-level and call-avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry, the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material-adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition.

          The Company believes that future results of operations may fluctuate significantly based upon numerous factors including the timing of new product introductions, product mix, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts could have a significant impact on operating results for a particular quarter and may result in unanticipated quarterly earnings shortfalls or losses. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.

Part II.  OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

          At the Company's annual meeting of stockholders held June 19, 1996, the Company's stockholders took the following actions:

          (1) The Company's stockholders reelected Robert F. Angelo, Robert N. Goldman, W. Frank King, Ph.D. and David J. McNeff as directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified or until their earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1996 annual meeting. With respect to such matter, the votes were cast as follows: 6,926,744, 6,926,744, 6,926,744 and 6,926,044 shares voted for the reelection of directors respectively, 215,200, 215,200, 215,200 and 215,900 shares abstained from voting on the reelection of directors respectively and 1,300, 1,300, 1,300 and 1,300 shares respectively were broker non-votes. No other persons were nominated, or received votes, for election as directors of the Company at the 1996 annual meeting of stockholders.

          (2) The Company's stockholders approved and adopted an amendment to the Company's 1994 Omnibus Stock Plan (the "1994 Plan") to increase by 1,250,000 shares the number of shares available for issuance under the 1994 Plan from 750,000 to 2,000,000. With respect to such matter, the votes were cast as follows: 4,100,132 shares voted for the proposal, 1,460,547 shares voted against the proposal, 64,980 shares abstained from voting on the proposal and 1,517,585 shares were broker non-votes.

          (3) The Company's stockholders approved and adopted an amendment to the Company's 1994 Employee Stock Purchase Plan (the "1994 ESPP") to increase by 250,000 shares the number of shares available for issuance under the 1994 ESPP from 100,000 to 350,000. With respect to such matter, the votes were cast as follows: 5,716,242 shares voted for the proposal, 94,403 shares voted against the proposal, 69,945 shares abstained from voting on the proposal and 1,262,654 shares were broker non-votes.

          At the Company's special meeting of stockholders held on July 30, 1996, the Company's stockholders voted on an amendment to the Company's Second Restated Certificate of Incorporation increasing from 30,000,000 to 90,000,000 the number of authorized shares of Common Stock, $.01 par value per share, of the Company. Approval of the proposal was determined by a majority vote of the shares outstanding as of record date for the special meeting of stockholders. With respect to such matter, the votes were cast as follows: 7,322,268 shares voted for the proposal, 1,528,169 shares voted against the proposal, 206,117 shares abstained from voting on the proposal and 110 shares were delivered not voted.

Item 6. - Exhibits and Reports on Form 8-K

       (a)    Exhibits.
              --------

                    Exhibit No.     Description of Exhibit
                    -----------     ----------------------

                       3.1          Second Restated Certificate of
                                    Incorporation of SystemSoft
                                    Corporation

                       3.2 Certificate of Amendment of Second Restated Certificate of Incorporation of SystemSoft Corporation


       (b) Reports on Form 8-K.  A Current Report on Form 8-K dated July 17,
           -------------------
1996 was filed during the quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing the effectuation of a two-for-one stock split on the Company's Common Stock in the form of a 100% stock dividend payable on July 17, 1996 to stockholders of record on July 3, 1996.


                                  EXHIBIT INDEX

                    Exhibit No.     Description of Exhibit
                    -----------     ----------------------


                       3.1          Second Restated Certificate of
                                    Incorporation of SystemSoft
                                    Corporation

                       3.2 Certificate of Amendment of Second Restated Certificate of Incorporation of SystemSoft Corporation

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SYSTEMSOFT CORPORATION


September 16, 1996                          By: /s/ Robert F. Angelo
                                               -------------------------
                                               Robert F. Angelo
                                               President, Chief Executive
                                               Officer and Chairman of
                                               the Board


September 16, 1996                          By: /s/ David P. Sommers
                                               -------------------------
                                               David P. Sommers
                                               Vice President, Finance and
                                               Chief Financial Officer