Form 10-Q
period 1996-10-31
SYSTEMSOFT CORP
filed 1996-12-12
CIK 889987

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996        Commission File Number 0-24418
                            SYSTEMSOFT CORPORATION
            (Exact name of registrant as specified in its charter)

         DELAWARE                                                   04-3121799
(State or other jurisdiction of                           (I.R.S.Employer Identification No.)
incorporation or organization)

    2 VISION DRIVE
 NATICK, MASSACHUSETTS                                                01760
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

                             Yes   X         No
                                 ------        -----


Registrant had 22,919,111 shares of Common Stock, $.01 par value, outstanding at December 5, 1996.

                            SYSTEMSOFT CORPORATION

                                   FORM 10-Q

                For the Quarterly Period Ended October 31, 1996


                               TABLE OF CONTENTS

                                                                                   Page Number
                                                                                   -----------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           a)  Consolidated Balance Sheets as of October 31, 1996
               (Unaudited) and January 31, 1996                                          3

           b)  Consolidated Statements of Operations for the three and nine
               months ended October 31, 1996 and 1995 (Unaudited)                        4

           c)  Consolidated Statements of Cash Flows for the nine
               months ended October 31, 1996 and 1995 (Unaudited)                        5

           d)  Notes to Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     7


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                             12

SIGNATURES                                                                              13

                             SYSTEMSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 31,          January 31,
                                                                           1996                 1996
                                                                           ----                 ----
                                                                        (unaudited)
   ASSETS
Current assets:

   Cash and cash equivalents                                               $8,513,714           $7,406,039
   Marketable securities                                                    3,882,898            3,960,490
   Accounts receivable, less allowance for doubtful
          accounts of  $760,379 and $491,037 as of
          October 31, 1996 and January 31, 1996, respectively              11,101,042            7,561,096
   Receivable from related party                                            1,374,968              692,722
   Prepaid and other current assets                                         2,320,805              868,929
   Deferred income taxes                                                    1,512,756            1,512,756
                                                                      ----------------     ----------------
             Total current assets                                          28,706,183           22,002,032

Property and equipment, net                                                 4,422,006            2,830,529
Purchased software costs, net                                               2,467,299              556,058
Software development costs,  net                                            2,897,731            1,563,303
                                                                      ----------------     ----------------
             Total assets                                                 $38,493,219          $26,951,922
                                                                      ================     ================


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $1,682,677             $680,493
   Accrued expenses                                                           557,969              402,066
   Income taxes payable                                                     1,525,662              524,258
   Accrued commissions                                                        346,729              497,354
   Accrued compensation and benefits                                          552,234              582,845
                                                                      ----------------     ----------------
             Total current liabilities                                      4,665,271            2,687,016

Deferred income taxes                                                         674,390              674,390

Minority interest in subsidiary                                                50,000               50,000


Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued and outstanding                                               -                    -
   Common stock, $.01 par value; 90,000,000 and 30,000,000
        shares authorized; 22,680,011 and  21,106,038 shares issued
        as of October 31, 1996 and January 31, 1996, respectively             226,800              211,060
   Additional paid-in capital                                              29,945,922           24,867,556
   Less treasury stock, at cost, 159,246 shares                              (427,187)            (427,187)
   Retained earnings (deficit)                                              3,358,023           (1,110,913)
                                                                      ----------------     ----------------
             Total stockholders' equity                                    33,103,558           23,540,516
                                                                      ----------------     ----------------
             Total liabilities and stockholders' equity                   $38,493,219          $26,951,922
                                                                      ================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months Ended October 31,       Nine Months Ended October 31,
                                                 ------------------------------       -----------------------------
                                                       1996             1995                1996             1995
                                                       ----             ----                ----             ----
Revenues:
  Software license fees                             $7,838,810       $4,260,003         $18,649,664      $12,453,591
  Engineering services                               1,599,165        1,254,080           6,989,239        2,825,747
  Related party                                        870,000          675,000           2,010,000        1,988,111
                                                 --------------   --------------      --------------  ---------------
        Total revenues                              10,307,975        6,189,083          27,648,903       17,267,449
                                                 --------------   --------------      --------------  ---------------

Cost of revenues:
  Software license fees                                865,703          251,166           1,846,156          677,213
  Engineering services                                 915,531          612,092           2,619,120        1,570,910
  Related party                                        313,975          239,759             736,554        1,036,384
                                                 --------------   --------------      --------------  ---------------
        Total cost of revenues                       2,095,209        1,103,017           5,201,830        3,284,507
                                                 --------------   --------------      --------------  ---------------

Gross profit                                         8,212,766        5,086,066          22,447,073       13,982,942

Operating expenses:
  Research and development                           2,192,000        1,367,985           5,811,271        3,702,887
  Sales and marketing                                2,549,467        1,881,226           7,633,790        5,181,961
  General and administrative                           947,894          690,507           2,381,908        1,882,261
                                                 --------------   --------------      --------------  ---------------
        Total operating expenses                     5,689,361        3,939,718          15,826,969       10,767,109
                                                 --------------   --------------      --------------  ---------------

Income from operations                               2,523,405        1,146,348           6,620,104        3,215,833

Interest income                                        102,876          147,660             307,012          460,098
Interest expense                                          (156)            (337)               (416)            (925)
Foreign exchange loss                                   (7,014)         (23,585)            (51,420)         (36,321)
                                                 --------------   --------------      --------------  ---------------
Income before provision for income taxes             2,619,111        1,270,086           6,875,280        3,638,685

Provision for income taxes                             916,689          444,491           2,406,348        1,300,059
                                                 --------------   --------------      --------------  ---------------

Net income                                           1,702,422          825,595           4,468,932        2,338,626
                                                 ==============   ==============      ==============  ===============

Net income per common share (1)                          $0.07            $0.04               $0.18            $0.10
                                                 ==============   ==============      ==============  ===============

Weighted average number of common and
  common equivalent shares outstanding (1)          25,486,372       22,961,338          24,560,770       22,701,890
                                                 ==============   ==============      ==============  ===============

(1) Amounts retroactively adjusted for 2:1 stock dividend issued on July 17, 1996.

         The accompanying notes are an integral part of the consolidated financial statements

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Nine Months Ended October 31,
                                                                       ----------------------------
                                                                           1996              1995
                                                                           ----              ----
Cash flows from operating activities:
   Net income                                                           $4,468,935        $2,338,626
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                         2,199,542         1,062,526
   Provision for doubtful accounts                                         535,547          (127,996)
   Tax benefit of disqualifying dispositions
       of stock options                                                  1,034,411           968,759
   Changes in operating assets and liabilities:
       Accounts receivable                                              (6,057,580)       (3,447,243)
       Receivable from related party                                    (1,419,800)         (473,931)
       Prepaid and other current assets                                 (1,161,668)         (344,566)
       Accounts payable                                                  1,002,184           438,979
       Accrued expenses                                                  1,181,627          (124,449)
       Income taxes payable                                              1,001,404           113,734
       Accrued commissions                                                 409,639          (205,623)
       Accrued compensation and benefits                                   (30,608)         (175,491)
       Deferred revenue from related party                                     -            (260,000)
                                                                     --------------    --------------
          Net cash provided by (used in) operating activities            3,163,633          (236,675)
                                                                     --------------    --------------

Cash flows from investing activities:
   Sale of marketable securities, net                                       77,592           981,058
   Purchase of property and equipment                                   (2,569,318)       (1,773,118)
   Purchased software costs                                             (1,649,585)         (401,446)
   Software development costs                                           (1,974,342)         (670,168)
                                                                     --------------    --------------
          Net cash used in investing activities                         (6,115,653)       (1,863,674)
                                                                     --------------    --------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                               4,059,695           749,685
                                                                     --------------    --------------
          Net cash provided by financing activities                      4,059,695           749,685
                                                                     --------------    --------------

Net increase (decrease) in cash and cash equivalents                     1,107,675        (1,350,664)

Cash and cash equivalents at beginning of period                         7,406,039         7,806,387
                                                                     --------------    --------------

Cash and cash equivalents at end of period                              $8,513,714        $6,455,723
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

                            SYSTEMSOFT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements

     The accompanying consolidated financial statements of the Company as of October 31, 1996 and for the three and nine months ended October 31, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on April 30, 1996. The results of operations for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the full year or for any future period. In June 1995, the Company completed a merger with Ventura Micro, Inc. ("VMI") which was accounted for as a pooling of interests. The consolidated statements of operations for the nine months ended October 31, 1995, the consolidated statements of cash flows for the nine months ended October 31, 1995 and all related footnotes presented herein include the accounts of the Company and VMI restated for the periods prior to the merger.

2.  Stock dividend

     The Company issued a 2:1 stock split in the form of a stock dividend on July 17, 1996. All amounts and per share data has been retroactively adjusted for the earliest period presented.

3.  Increase to authorized capital

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

                            SYSTEMSOFT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended October 31, 1996 and 1995. The Company designs, develops, markets, licenses and supports to the personal computer industry call-avoidance software and system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices. In June 1995, the Company completed a merger with VMI which was accounted for as a pooling of interests. The management's discussion and analysis of financial condition and results of operations presented herein includes the accounts of the Company and VMI restated for the periods prior to the merger.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                                   Three Months Ended October 31,       Nine Months Ended October 31,
                                                   ------------------------------       -----------------------------
                                                         1996         1995                   1996          1995
                                                         ----         ----                   ----          ----
Revenues:
   Software license fees                                  76.0%       68.8%                  67.4%         72.1%
   Engineering services                                   15.6        20.3                   25.3          16.4
   Related party                                           8.4        10.9                    7.3          11.5
                                                   ------------------------------       -----------------------------
           Total revenues                                100.0       100.0                  100.0         100.0
                                                   ------------------------------       -----------------------------
Cost of revenues:
    Software license fees                                 11.0         5.9                    9.9            5.4
    Engineering services                                  57.3        48.8                   37.5           55.6
    Related party                                         36.1        35.5                   36.6           52.1
                                                   ------------------------------       -----------------------------
           Total cost of revenues                         20.3        17.8                   18.8           19.0
                                                   ------------------------------       -----------------------------
Gross margin                                              79.7        82.2                   81.2           81.0
Operating expenses:
    Research and development                              21.3        22.1                   21.1           21.4
    Sales and marketing                                   24.7        30.4                   27.6           30.0
    General and administrative                             9.2        11.2                    8.6           11.0
                                                   ------------------------------       -----------------------------
           Total operating expenses                       55.2        63.7                   57.3           62.4
                                                   ------------------------------       -----------------------------
Income from operations                                    24.5        18.5                   23.9           18.6
Interest income                                            1.0         2.4                    1.2            2.7
Interest expense                                           0.0         0.0                    0.0            0.0
Foreign exchange loss                                     -0.1        -0.4                   -0.2           -0.2
                                                   ------------------------------       -----------------------------
Income before provision for income taxes                  25.4        20.5                   24.9           21.1
Provision for income taxes                                 8.9         7.2                    8.7            7.6
                                                   ------------------------------       -----------------------------
Net income                                                16.5%       13.3%                  16.2%          13.5%
                                                   ==============================       =============================

Comparison of Three Months Ended October 31, 1996 and 1995

     Revenues. Revenues were $10,308,000 and $6,189,000 in the three months ended October 31, 1996 and 1995, respectively, an increase of approximately 67%. Software license fees increased to $7,839,000 from $4,260,000, or approximately 84%. This increase was primarily due to growth in the software license fees for PC Card and BIOS products as well as software license fees on the Company's new call avoidance and Universal Serial Bus ("USB") products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $1,100,000 and $475,000 in the three months ended October 31, 1996 and 1995, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. There were no revenues from renegotiated contract terms included in the fixed royalties recognized in the three months ended October 31, 1996. Engineering services increased to $1,599,000 from $1,254,000, or approximately 28% due to engineering services related to a contract to develop call-avoidance software products, as well as growth in the mobile computing market engineering services. Related party revenues increased to $870,000 from $675,000, or approximately 29%. Revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement") were $750,000 and $655,000 in the three months ended October 31, 1996 and 1995, respectively.

     Cost of Revenues. Cost of revenues was $2,095,000 and $1,103,000 in the three months ended October 31, 1996 and 1995, respectively. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties and engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased by 2% to 20% from 18% in the three months ended October 31, 1996 and 1995, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 11% from 6% in the three months ended October 31, 1996 and 1995, respectively primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and software development costs and the commencement of amortization with new product releases. Cost of engineering services increased as a percentage of engineering service revenues to 57% from 49% in the three months ended October 31, 1996 and 1995, respectively primarily due to staff additions. Cost of related party revenues as a percentage of related party revenues remained constant at 36% for both periods.

     Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $2,192,000 and $1,368,000, net of capitalized development costs of $771,000 and $339,000, in the three months ended October 31, 1996 and 1995, respectively, an increase of approximately 60%. The increase in expenses resulted primarily from staff additions. Research and development expenses as a percentage of revenue decreased to 21% from 22% due to the substantial relative growth in revenues. Included in Research and Development are costs associated with certain work done under the Intel Agreement.

     Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $2,549,000 and $1,881,000 in the three months ended October 31, 1996 and 1995, respectively, an increase of approximately 36%. The percentage increase was primarily due to staff additions, increased costs of marketing programs and events and additional travel costs. Sales and marketing expenses as a percentage of revenues decreased to 25% from 30% due to the substantial relative growth in revenues.

     General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $948,000 and $691,000 in the three months ended October 31, 1996 and 1995, respectively, an increase of approximately 37%. The increase was primarily due to staff additions and an increase in the provision for doubtful accounts. General and administrative expenses as a percentage of revenues decreased to 9% from 11% due to the substantial relative growth in revenues.

     Provision for Income Taxes. Provision for income taxes was $917,000 and $444,000 in the three months ended October 31, 1996 and 1995, respectively. In the three months ended October 31, 1996 and 1995, the Company was able to reduce its federal tax liability through the utilization of certain tax credits.


Comparison of Nine Months Ended October 31, 1996 and 1995

     Revenues. Revenues were $27,649,000 and $17,267,000 in the nine months ended October 31, 1996 and 1995, respectively, an increase of approximately 60%. Software license fees increased to $18,650,000 from $12,454,000 or approximately 50%. This increase was primarily due to software license fees on the Company's new call avoidance products as well as growth in the software license fees for BIOS, PC Card and USB products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $2,150,000 and $2,222,000 in the nine months ended October 31, 1996 and 1995, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. The fixed royalties recognized in the nine months ended October 31, 1996 included $452,000 which resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the subsequent two fiscal quarters. Engineering services increased to $6,989,000 from $2,826,000 or approximately 147% due to engineering services related to a contract to develop call-avoidance software products, as well as growth in the mobile computing market engineering services. Related party revenues increased to $2,010,000 from $1,988,000 or approximately 1%. Revenues generated under the Intel Agreement were $1,500,000 and $1,860,000 in the nine months ended October 31, 1996 and 1995, respectively.

     Cost of Revenues. Cost of revenues was $5,202,000 and $3,285,000 in the nine months ended July 31, 1996 and 1995, respectively. Cost of revenues as a percentage of revenues remained constant at 19% in the nine months ended October 31, 1996 and 1995. Cost of software license fees as a percentage of software license fees revenues increased to 10% from 5% primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and software development costs and the commencement of amortization with new product releases. Cost of engineering services decreased as a percentage of engineering service revenues to 38% from 56%, primarily due to increased efficiency in providing engineering services and substantial relative growth of revenues. Cost of related party revenues as a percentage of related party revenues decreased to 37% from 52%, due to a decrease in the lower margin services provided under the original Intel Agreement as well as certain personnel costs being included in Research and Development under the Intel Agreement.

     Research and Development. Research and development expenses were $5,811,000 and $3,703,000, net of capitalized development costs of $1,974,000 and $670,000, in the nine months ended October 31, 1996 and 1995, respectively, an increase of approximately 57%. The increase in expenses resulted primarily from staff additions. Research and development expenses as a percentage of revenues were 21% in both periods. Included in Research and Development are costs associated with certain work done under the Intel Agreement.

     Sales and Marketing. Sales and marketing expenses were $7,634,000 and $5,182,000 in the nine months ended October 31, 1996 and 1995, respectively, an increase of approximately 47%. The percentage increase was primarily due to staff additions, increased costs of marketing programs and events, additional travel costs and sales commissions resulting from the increased level of revenue. Sales and marketing expenses as a percentage of revenues decreased to 28% from 30% due to the substantial relative growth in revenues.

     General and Administrative. General and administrative expenses were $2,382,000 and $1,882,000 in the nine months ended October 31, 1996 and 1995, respectively, an increase of approximately 27%. The increase was primarily due to staff additions and an increase in the provision for doubtful accounts. General and administrative expenses as a percentage of revenues decreased to 9% from 11% due to the substantial relative growth in revenues.

     Provision for Income Taxes. Provision for income taxes was $2,406,000 and $1,300,000 in the nine months ended October 31, 1996 and 1995, respectively. In the nine months ended October 31, 1996 and 1995, the Company was able to reduce its federal tax liability through the utilization of certain tax credits.


Liquidity and Capital Resources

     During the nine months ended October 31, 1996, the Company funded its operations primarily through its operating profits. As of October 31, 1996, the Company had cash and cash equivalents and marketable securities of $12,397,000 and working capital of $24,041,000. The Company's operating activities provided cash of $3,164,000 for the nine months ended October 31, 1996. The Company's investing activities used cash of $6,116,000 in the nine months ended October 31, 1996. The principal uses of cash have been the purchase of property and equipment of $2,569,000, software development costs of $1,974,000 and purchased software of $1,650,000. During the nine months ended October 31, 1996, the Company's financing activities have provided cash of $4,060,000, due to the exercise of stock options. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.


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

     The Company's future results are subject to substantial risks and uncertainties. Revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. The market for the Company's system-level and call-avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition.

     The Company believes that future results of operations may fluctuate significantly based upon numerous factors including the timing of new product introductions, product mix, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts could have a significant impact on operating results for a particular quarter and may result in unanticipated quarterly earnings, shortfalls or losses. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.

Part II.  OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

          (a)  Exhibits.
               --------

                 None

          (b)  Reports on Form 8-K:
               -------------------

                 No reports on Form 8-K were filed during the three month period for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SYSTEMSOFT CORPORATION


December 12,  1996                       By:/s/ Robert F. Angelo
                                            --------------------------------
                                         Robert F. Angelo
                                         President, Chief Executive Officer and
                                         Chairman of the Board


December 12, 1996                        By:/s/ David P. Sommers
                                            ---------------------------------
                                         David P. Sommers
                                         Vice President, Finance and
                                         Chief Financial Officer