Form 10-K405
period 1997-01-31
SYSTEMSOFT CORP
filed 1997-05-01
CIK 889987

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 1997
  (Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                                      OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                            Commission File Number
                                    0-24418
                                    -------

                            SYSTEMSOFT CORPORATION
                            ----------------------
            (exact name of registrant as specified in its charter)

          DELAWARE                                              04-3121799
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

          2 VISION DRIVE
       NATICK, MASSACHUSETTS                                   01760
       ---------------------                                   -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  508-651-0088
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:   NONE.
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE PER SHARE       THE NASDAQ STOCK MARKET - NATIONAL
------------------- -------------------       ----------------------------------
                                              MARKET
                                              ------
     (Title of each class)                      (Name of each exchange of which
                                                 registered)

Indicate by check mark whether the restraint (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At April 15, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $ 208,270,086.

At April 15, 1997, 25,042,298 shares of the registrant's common stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) SPECIFICALLY IDENTIFIED PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 31, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV AND ARE FILED AS AN EXHIBIT HERETO.

(2) SPECIFICALLY IDENTIFIED PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE COMPANY'S 1997 ANNUAL MEETING OF STOCKHOLDERS, WHICH IS CURRENTLY EXPECTED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF JANUARY 31, 1997, ARE INCORPORATED BY REFERENCE INTO PART III.

                                    PART 1
                                    ------
ITEM 1.   BUSINESS
          --------

CAUTIONARY STATEMENT

          When used anywhere in this Form 10-K and in future filings by SystemSoft Corporation ("SystemSoft," the "Company," or "the Registrant") with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "it is believed," "estimated," "projected," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the various risk factors described under the caption "Risk Factors" section of this Item 1 could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

          The Company designs, develops, markets, and supports system-level and problem-resolution/troubleshooting software to the market for personal computers ("PCs"), including desktop computers and mobile computers (comprised of laptops, notebooks, subnotebooks, and PC peripheral devices). The Company is a Delaware Corporation incorporated in 1990.

          System-level software is the enabling layer in the PC architecture between the PC's hardware and the operating system. The Company's major products in this market segment include a family of Basic Input/Output System ("BIOS") firmware and software and power-management software which are primarily marketed to manufacturers of mobile computers.

          SystemSoft also offers enabling software and problem-resolution/troubleshooting software for PC Card peripherals that are primarily used with mobile computers.

          Recently the Company expanded its system software products to include enabling software and firmware for the emerging Universal Serial Bus ("USB") standard that permits fast, simple, and simultaneous connection of more than 100 peripherals to a single PC through standard plugs and connectors. USB software and firmware is primarily marketed to manufacturers of computer peripherals that attach to desktop computers - a new class of customers for the Company.

          Separately, the Company has leveraged its expertise in system software to pioneer a new market for automated problem-resolution software. The Company's product, SystemWizard, is marketed to both desktop and mobile computer manufacturers, as well as peripheral manufacturers.

MARKET BACKGROUND

          System-level software is one of the four basic technologies in the architecture of a PC: application software, operating system software, system-level software and hardware.

          Application software is designed to perform end-user tasks, such as word processing and data analysis. Microsoft Word, Lotus 1-2-3 and Intuit Quicken are examples of widely used application programs. Operating system software allows PC hardware to control the sequencing and processing of applications and respond to a PC user's commands, such as storing data, displaying data and running an application program. Microsoft's DOS, Windows, Windows 95 and Windows NT are the dominant operating systems in the IBM-compatible PC market. System-level software is a necessary component in every PC. It enables the PC's operating system to recognize, configure and communicate with the hardware, including peripherals. PC hardware consists of microprocessors, also known as central processing units ("CPUs"), CPU-support chipsets, memory, input-output devices (such as monitors and keyboards) and various other peripheral devices (such as printers, modems and CD-ROM drives). Intel's x86 and Pentium chips are the leading CPUs in the PC market.

SYSTEM-LEVEL SOFTWARE

          Since their introduction in 1981, IBM and IBM-compatible PCs have become widely adopted. In order to be IBM-compatible, PCs incorporated Intel CPUs and Microsoft operating system software, which as a result became industry standards. As the number of IBM compatible PC's increased in the 1980s, PC manufacturers competed for market share by introducing higher performance, easier to use and lower cost systems.

          The advent of mobile computers has given end-users new flexibility in how, where and when they work. Mobile computers, however, have historically had limitations in functionality because size and weight considerations have constrained memory capacity and restricted use of peripherals. Mobile computers had been functionally restricted to whatever Original Equipment Manufacturers ("OEMs") could fit on their main circuit board or "motherboard." The number and variety of peripherals, including faxes, modems, CD-ROM drives and printers, have grown with the overall PC market. However, mobile computers have a limited number of external adapters or "ports" to add on peripheral devices. Moreover, even sophisticated users of mobile and desktop PCs have difficulty installing and using these enhancements since the computer operating system must be reconfigured to eliminate internal conflicts.

          Another limitation for mobile computers is battery life. Each new generation of CPUs typically consumes more power, and the use of peripherals also demands incremental power, taxing battery capacity. Accordingly, sophisticated power management has become critical to the design of all mobile devices to permit longer use between battery charging.

          Several technologies have emerged which address some of these limitations by enhancing the functionality and flexibility of both desktop and mobile computers. These technologies include Plug and Play, Hot Docking and Power Management software.

     . Plug and Play. Problems in configuring desktop PCs generally occur because the computer must recognize and configure add-on devices that require a variety of different system resources. Buses are the communication pathway through which peripherals communicate with the host computer. To deal with incompatibility issues, in 1993 Microsoft, Intel and Compaq introduced the "Plug and Play" initiative to create a standard for compatibility and configuration for computers and peripherals using Intel and Intel-compatible CPUs and Microsoft operating system software. Plug and Play technology is also incorporated into mobile computers to allow them to configure add-on devices such as a "docking station." Newer technologies, such as the Advanced Configuration and Power-management Initiative (ACPI) and the PC'97 standard also provide the Company with similar additional opportunities.

     . Hot Docking. Users of mobile computers are increasingly seeking to use their mobile computers as complete replacements for their desktop computer as well, enabling them to use a single machine for office or traveling use. This has led to a growing requirement for users to insert and remove their powered-up notebook from a "docking station" that resides on the desktop. Through a single slide-in docking port, a docking station provides instant connection to all of the conveniences of desktop computing, including larger keyboard, full-size monitor, network connection, and a mouse, among others.

     . Power Management. The first mobile computers derived their power by plugging into an AC power source. Today, mobile computers can derive their power from a battery. This improves the versatility and ease of use of mobile computers. The power requirements of these computers, however, have increased with the use of more powerful CPUs and a larger number of peripheral devices. All mobile devices using PC Card sockets have significant power management requirements. Accordingly, sophisticated power management has become critical to the design of mobile computers and other computerized devices to permit longer use between battery charging.


PC CARD SOFTWARE

          The PC Card standard is an industry standard set by the Personal Computer Memory Card International Association (PCMCIA) that enables PCs and other devices to automatically recognize, install, and configure peripherals (i.e., modems, flash memory and network cards) incorporated in credit card-sized PC Cards. System-level software provides both a connectivity layer that facilitates the addition, configuration, and use of peripheral devices, and a hardware adaptation layer that comprises the communication link between a PC's operating system software and hardware. Each new version of hardware or operating system software generally requires new system-level software. PC manufacturers are able to offer enhanced functionality, flexibility and ease of use by using the Company's software in their products.

          The purpose of PC Cards was to create a standard for sockets and credit card-sized cards containing memory and peripheral devices that take up less room and are easily inserted by a user into a mobile computer or electronic device without the traditional complexities and frustrations of installation. Through PC Card technology, expanded memory and increased flexibility and functionality are achieved, not by changing the computer's motherboard or by installing separate peripheral circuit boards internally, but rather by inserting credit card-sized PC Card cards into sockets built into the mobile computer. PCMCIA has issued standards for buses, connectors, silicon chips and software to make PC Cards easy to use in IBM and IBM-compatible computers. PC Card sockets are currently being offered as standard equipment in most mobile computers from manufacturers such as Apple, AST Research, Compaq, Digital, Dell, Gateway 2000, NEC and Toshiba.

UNIVERSAL SERIAL BUS

          The new Universal Serial Bus (USB) standard is designed to bring new levels of usability for desktop computer users. Through identical connectors consolidated into a single port, intrinsic power management, and hot-swappability, USB brings "plug-and-play" ease to desktop peripherals that connect to the outside of the PC- monitors, scanners, keyboards, mice, modems and PBX interfaces, among others. This new standard supports up to 127 distinct devices that roll-up through hub devices to consolidate into a single port on the PC through standard, small connectors (flat, 4-pin) and thin cables for each device - no more unwieldy, thick cables with large, difficult connectors. USB lets users plug and unplug devices without powering down, and its low cost profile is ideally suited for medium- and low-speed peripherals.

AUTOMATED PROBLEM-RESOLUTION

          Computer and peripheral manufacturers continue to face significant costs associated with providing telephone technical support to their customers. Increasing complexity in all areas of the PC architecture - from applications and operating systems to power-management and peripheral usage - and an increasingly novice base of customers have combined to drive up both the volume and length of technical support calls, as well as its associated costs. Industry estimates for providing this assistance exceed $4 billion annually.

          Automated problem-resolution technologies provide a series of automated and computer-assisted techniques for resolving technical support problems through expert diagnosis engines, knowledge bases and automated instrumentation. The goal is to reduce the number of calls to support manufacturers, or - at minimum- reduce the length of such calls.

RECENT ACQUISITIONS

          In December 1996, the Company completed its acquisition (the "Radish Merger") of Radish Communications Systems, Inc. ("Radish"). As a result of the Radish Merger, the former stockholders of Radish received 2,037,802 shares of SystemSoft Common Stock and $367,101 in cash. Also, pursuant to the terms of the Radish Merger, Radish's obligations under Radish's existing stock option plans, whether vested or unvested, were assumed by SystemSoft. The acquisition of Radish is intended to qualify a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. SystemSoft will account for the transaction as a purchase. The Radish Merger enhanced the Company's presence in the call center and help desk environments. With the acquisition of Radish and the integration of Radish's VoiceView(R), an industry standard for integrated voice and data communications, into the Company's SystemWizard call-avoidance software, the Company expects to expand its strategic focus to include not only call-avoidance, but call-efficiency as well.

SYSTEMSOFT STRATEGY

          SystemSoft's objective is to become the leading provider of connectivity and other system-level software for microprocessor-based devices and leverage this expertise in application areas such as automated problem-resolution technologies and utilities. The Company's focus is on the PC market where it has established itself as the leader in PC Card software. To date, the Company has principally applied its expertise and derived its revenue from the mobile computing market. The Company intends to capitalize on this expertise to expand into the desktop computing market and new emerging markets for computerized devices. These markets include a diverse range of compact, low-cost devices such as personal digital assistants, cellular phones, pagers, hand held terminals, digital cameras, global positioning systems and set-top boxes for interactive television. The Company is pursuing the following strategies to achieve its objectives.

     . TECHNOLOGICAL LEADERSHIP. A critical component of the Company's strategy is to increase revenues by being the first to market with new technologies.

          The Company has designed its system-level software as modular units of core technology. By building its new technology on the basis of proven modules from previously developed technology, the Company believes that it can introduce new software more rapidly and efficiently. In addition, the Company actively participates in industry-wide standard setting organizations and alliances, including the PCMCIA, the Plug and Play Association, the Peripheral Connect Interface ("PCI") Special Interest Group, the Universal Serial Bus Committee and the Desktop Management Task Force. An employee of the Company serves as the Chairman of the PCMCIA, which develops the PC Card standards. The Company believes that this strategy has allowed it to be the leading supplier in the PC Card market, licensing software to the vast majority of the top mobile computer manufacturers. In addition, the Company believes it was the first software provider to ship production-ready Plug and Play software complying with the Plug and Play Association's published standard. The Company was also the first to design and ship an end-to-end support-call solution.

     . LEADERSHIP IN SUPPORT AND SERVICE SOLUTIONS - The Company intends to exploit its technological leadership in system-level software in new ways to address the growing industry problem of providing fast, efficient technical support to users. The Company was the first to announce a comprehensive product in this area and has secured licensing agreements with several major computer and peripheral manufacturers.

     . STRATEGIC ALLIANCES AND KEY CUSTOMER RELATIONSHIPS. The Company views its relationships with leading companies in the PC industry as essential to its identification of and responsiveness to trends in the PC market and to achieving its objective to be first to market and the leader in system-level software. SystemSoft strives to develop and maintain strategic relationships with leading hardware component manufacturers, operating system software companies, OEMs and major vendors of CPU support chipsets. These relationships include the following:

          Intel. In December 1993, the Company entered into a Development and License Agreement with Intel pursuant to which Intel licenses certain technologies to SystemSoft which SystemSoft develops into products and then markets under its own name. In October 1995, the Company entered into an agreement with Intel through which Intel supplies funding to aid in the further development of call-avoidance software. Call-avoidance software expands on the expert system-based technologies the Company first developed with its CardWizard PC Card automatic problem-resolution software to create a new software category that automatically diagnoses and resolves system-wide incompatibilities. See "Business -- Relationship with Intel."

          Microsoft. The Company has licensed a basic version of its CardSoft PC Card software to Microsoft for use in Windows 95. The Company has continued to expand the features of its PC Card software above what is currently included in Windows 95 to provide its customers with the highest degree of PC Card compatibility as well as value added features in its CardWizard products. The Company was also a co-developer with Microsoft of the "Microsoft Flash File System," which enables PC Card-compliant flash memory cards to act like a hard disk drive. See "Business -- SystemSoft Software and Services."


     . FURTHER EXPANSION INTO THE DESKTOP COMPUTING MARKET. The Company's strategy is to use its expertise in technologies developed for the mobile computing market and apply them to the desktop computing market. These products are designed to enhance Plug and Play desktop computer systems and make them easier to configure and upgrade as well as provide greater end user satisfaction and lower support costs to the computer manufacturer. With SystemWizard, SystemSoft now offers a product to the broader desktop computer market. See "Business-SystemSoft Software and Services."

     . EXPANSION INTO THE PERIPHERALS MARKET. SystemSoft has recently begun providing software and firmware to peripheral manufacturers, enabling their devices to support the Universal Serial Bus standard. SystemSoft has already licensed its USB technology to several peripheral manufacturers.

     . SERVICE EMPHASIS AND CUSTOMER SATISFACTION. The Company began as an engineering service company and has devoted significant resources to, and continues to place a high priority on, customer satisfaction and responsiveness to customer needs. As of January 31, 1997, 151 of the Company's 238 employees were engaged in the direct provision of engineering and technical support services for customers. The Company believes that its commitment to customer satisfaction and its timely response to customer requirements are vital to its continued success.

SYSTEMSOFT SOFTWARE AND SERVICES

Software

     SystemSoft offers a suite of system-level software that enables a computer's operating system software to recognize, configure and communicate with the hardware. Since system-level software must be tailored to the unique specifications, feature sets and requirements of each new version of a PC, customers frequently engage the Company to provide engineering services to assist in customizing the Company's software.

     The principal software products currently offered by the Company include the following:

     . PC CARD SOFTWARE. Among the PC Card software currently offered by the Company are: (i) CardSoft Socket Services Software, which communicates with the hardware vendor's PC Card controller to recognize the status of the card socket (empty or loaded); (ii) CardSoft Card Services Software, which recognizes the nature of the peripheral loaded into a card socket, manages and allocates system resources to PC Cards (such as interrupts, memory conflicts and port requirements) and permits "hot swapping" of cards (that is, the ability to remove and replace cards without turning off and reconfiguring the computer); and (iii) CardWizard, an artificial intelligence-based software tool that makes PC Cards easier to use by automatically detecting and resolving configuration conflicts. The Company believes that it is the leading supplier of PC Card software, shipping to AST Research, Compaq, Dell, Gateway 2000, Hewlett-Packard, IBM, NEC, and Toshiba, among others. In addition, the Company recently announced licensing agreements for new Windows-NT-compatible versions of its PC Card software.

     . AUTOMATED PROBLEM-RESOLUTION SOFTWARE. In fiscal year 1997, SystemSoft shipped SystemWizard, its comprehensive solution for reducing support-call burdens on hardware and software manufacturers. SystemWizard now encompasses four phases for managing support calls:

               . Call Avoidance - SystemWizard Client solves problems on-the-spot through a diagnosis engine and local Knowledge Base on the user's PC. No call is needed to solve as many as 20 percent of common problems.
               . Call Deflection - SystemWizard can connect to remote SystemWizard Servers to obtain newer supersets of answers and information. This is an automated process requiring no support intervention. This typically targets an additional 10 percent of problems.
               . Call Efficiency. If SystemWizard does not retrieve a solution, it can connect the user to a support technician and provide that technician with a "trouble ticket" of system information that speeds the solution process. SystemWizard Technician also enables the support representative - on the same call on the same phone line - to examine the user's PC online, check configurations, and make changes. This step typically reduces the duration of simple calls by 10-15 percent. For complex problems, it can save much more time.
               . Call Resolution - SystemWizard Builder enables support technicians to create automated solutions for new problems and publish them on SystemWizard Servers for future automated resolution without intervention from the technician.

     .     UNIVERSAL SERIAL BUS SOFTWARE - The Company believes that USB is analogous to PC Cards and will play an extremely important role in desktop computing. SystemSoft is offering (a) USB Interface Firmware, a device-independent layer that isolates hardware details of the USB controller implementation from application-specific layers and implements all standard USB requests and data transfer protocols; (b) USB Device-Specific Firmware for monitors and printers, and plans to provide it for many other classes of USB devices; (c) USB Host Device Drivers, that are based on the Windows Driver Model (WDM) that allows the same driver to run under Windows 95 and Windows NT; (d) USB Applications and Utilities -- control-panel-style applications -- that control certain peripheral device functions previously implemented on the hardware itself, for example, a USB monitor application would control contrast, brightness, sizing, and positioning; and (e) USB-Optimized BIOS, an optimized version of the Company's BIOS for use with legacy USB peripherals such as the keyboard. In addition, the Company has packaged solutions for monitor manufacturers and for creating parallel port adapters that support USB.

     .     PLUG AND PLAY SOFTWARE.  Plug and Play software permits PCs to automatically recognize and configure add-on peripherals and components without the necessity for the user to reconfigure the computer system each time a device is removed or added. The Company believes that it was the first software manufacturer to introduce and license Plug and Play software complying with the Plug and Play Association's published standard. SystemSoft's current Plug and Play software supports Intel and Intel-compatible CPUs and Windows operating systems. The Company's Plug and Play software includes comprehensive diagnostic software that identifies and configures system resources.

               An industry consortium in the desktop personal computer industry, in association with Intel, has developed the Peripheral Connect Interface ("PCI") standard for buses (the communication pathways through which peripherals communicate with the CPU). Compliance with the PCI standard will enable peripheral devices to be connected to a desktop computer and to be automatically configured and operable upon rebooting the computer without any need to set jumpers or switches or to load software. In addition, PCI is designed to significantly increase data transmission rates. The Company's PCI system software for Intel and Intel-compatible CPUs is designed to provide optimal flexibility and configurability for systems using PCI buses. PCI system-level software is being adopted in the mobile computing market and the Company has begun supplying its mobile system OEMs with PCI software.

     . POWER MANAGEMENT SOFTWARE. Power management software reduces power consumption by monitoring a computer's operating system and hardware for idle states, stopping or slowing a CPU's clock after a predetermined period of inactivity, suspending or powering down system components, and turning off all unnecessary system components and operations while saving all system information to appropriate memory. The Company offers system-level software designed to reduce power consumption for desktop and mobile computers and other electronic devices. Power management systems have been particularly important for mobile systems to extend battery life and to reduce heat generation by powerful CPUs. The Company's power management software for mobile computers supports Intel and Intel-compatible CPUs and provides support for DOS, Windows, OS/2, and Windows NT operating systems.

     . BIOS SOFTWARE. BIOS software permits PC hardware components to accept commands from and deliver commands to the computer's operating system software. The Company's BIOS software provides support for Intel and Intel-compatible CPUs, enables PCs to be IBM-compatible and helps PC OEMs achieve compatibility with Windows 95. The modularity of the Company's BIOS software enables the Company to quickly respond to changes in the hardware design provided by each PC manufacturer because typically these changes, such as adding a new CPU, may only require modifications to a particular module of the Company's BIOS software.

     The Company licenses the source code for its software for a fixed fee. The Company also grants object code licenses entitling its OEM, PC Card, and peripheral manufacturer customers to include the Company's software in their products. For this license grant, the Company is generally paid a royalty based on unit volumes and minimum licensing commitments. These manufacturers are authorized to reproduce the software, provided that the Company's proprietary rights are clearly noted and protected. Accordingly, the Company does not engage in any significant manufacturing operations.

     Licensees of SystemSoft's software may license subsets of the Company's technologies as separate modules. This modularity accommodates specific customer needs and generally permits favorable pricing for customers who license multiple modules.

Services

     OEMs frequently engage the Company to provide engineering services to assist in customizing the Company's software to the unique specifications, feature sets and requirements of new PC versions. These services are generally quoted for projects based on estimated time to complete the project. The payment of fees for such services depends on the achievement of negotiated milestones. For PC Card manufacturers, the Company will certify a card's compliance with the Company's software and published PCMCIA standards for a one-time fee.

     The Company is committed to providing strong technical support to its customers. The Company generally provides updates, corrections and enhancements to licensed software at no additional charge for one year following the grant of the license.

RELATIONSHIP WITH INTEL

     As of April 15, 1997, Intel held 2,004,229 shares of the Company's Common Stock.

     In December 1993, the Company entered into a Development and License Agreement with Intel (the "Intel Agreement") pursuant to which Intel licenses certain technologies to the Company. The Company develops, markets and supports the software developed from Intel's technology. Under the terms of the Intel Agreement, Intel paid the Company $4,000,000 for the Company's engineering, sales and marketing and support services. The final payment under the Intel Agreement was received in September 1995.

     In consideration of Intel's technology provided and licensed to the Company under the Intel Agreement, the Company is obligated to pay Intel royalties based on a percentage of revenues generated on all licensed works developed under the Intel Agreement. Royalties are based upon a percentage of revenues generated on PC Card software from February 1, 1994 through January 31, 1999 or beyond such dates if the Company's PC Card software contains Intel's licensed technology. The royalties paid to Intel are included in related party cost of revenues. Intel has the right on sixty days notice to convert any exclusive license to a non-exclusive license, however such conversion would reduce the royalty payments by fifty percent.

     In October 1995 the Intel Agreement was amended to include engineering services on additional products. The agreement provides the Company with engineering service payments up to $3,600,000 which included an initial payment of $600,000 and subsequent quarterly payments of $375,000 commencing on January 1, 1996, through October 1, 1997. Revenue is recognized as work is performed and milestones are met. Payments to the Company can be made by offsetting amounts from royalties due to Intel under the Intel Agreement, to the extent, if any, that such earned royalties are less than the amounts payable to the Company. Included in receivable from related party as of January 31, 1997 is $1,466,000 due under the Intel Agreement. Royalties earned by Intel of $951,507 were used to offset amounts owed to the Company in fiscal year 1997.

     Included in related party revenues is $1,875,000 for fiscal year 1997, representing revenue recognized for services in accordance with the Intel Agreement. Included in related party cost of revenues are costs associated with this revenue of $856,147 for fiscal year 1997.

     The Company also enters into separate contracts to provide software licenses and engineering services to Intel. Revenues generated under such contracts, which are included in related party cost of revenues were $650,000 with related costs of $130,000 for fiscal year 1997. In the Company's fiscal year ended January 31, 1997, Intel represented approximately 6% of the Company's total revenues.

SALES AND MARKETING

     SystemSoft uses a direct sales force to provide current and prospective customers, through a consultative sales approach, information about its products and new technologies that are offered by providers of CPUs, CPU-support chipsets and operating system software. The Company's goal is to become an engineering partner, working with its customers' engineering teams to assist in their adoption of the Company's software. The Company has instituted a strategic account management program to assist key customers in their use of the Company's software. These key strategic accounts represent a loyal customer base, help provide strategic product direction and serve as a foundation for future revenues.

     The Company's sales and marketing organization, consisting of 62 persons as of January 31, 1997, operates from the Company's headquarters in Natick, Massachusetts and its field sales offices in Santa Clara and Oxnard, California, Seattle, Washington, Yokohama, Japan and Taipei, Taiwan. The Company's sales and marketing organization is complemented by two independent manufacturers' representatives in Asia Pacific and Europe. Representatives generally are compensated by commissions and are paid only when payments are received from customers. The Company utilizes this supplemental sales channel to improve worldwide sales coverage without increasing fixed payroll expense. For sales in territories covered by both representatives and the Company's direct sales force, the Company pays commissions to each. The Company may also provide end users with upgrades and enhancements to the Company's PC Card software through indirect distribution channels.

     In support of its sales efforts, the Company conducts comprehensive marketing programs aimed at current and prospective customers which include industry trade shows, seminars, public relations efforts and participation in industry committees and communications programs.

CUSTOMERS

     The Company's customers include OEMs, including PC manufacturers and PC Card manufacturers, hardware component manufacturers and operating system software companies. As of January 31, 1997, SystemSoft had licensed its software to more than 125 PC manufacturers or component vendors and its PC Card software or services to more than 25 PC Card manufacturers, providing SystemSoft compatibility for more than 500 PC Cards.

     The Company strives to maintain and develop key customer relationships with leaders in the PC market, such as Intel, Microsoft, IBM, and Packard Bell. For example, the Company's first commercial product was a joint development project with Intel to develop a low power device for the portable computing market. See
"Business -- Relationship with Intel."   In July 1993, Microsoft licensed the
Company's base-level PC Card software and engaged the Company to assist in the implementation of the Company's software for the Windows 95 operating system. The Company is also a co-developer with Microsoft of the "Microsoft Flash File System," which enables PC Card-compliant flash memory cards to act like a hard disk drive. Microsoft has granted the Company a non-exclusive license to enhance, develop and sublicense the Microsoft Flash File System. In April 1996, IBM licensed the Company's complete line of PC Card software for incorporation into its personal computers, under a royalty bearing, non-exclusive license.
See "Business --  SystemSoft Strategy."

     In fiscal year 1997, no customer accounted for more than 10% of total revenue. Total revenue includes revenue from Intel.

     In fiscal year 1997, 69% of the Company's revenues were derived from customers in the United States, 27% from customers in the Asia Pacific Region and 4% from customers in Europe. Sales to customers in Taiwan are generally denominated in U.S. dollars. Sales to customers in Japan are denominated in Japanese yen or U.S dollars.

PRODUCT DEVELOPMENT

     The Company's engineering efforts are divided between new product development and product implementations for particular customers. Because the needs and priorities of its customers vary, it has been and remains a priority within the Company's Product Architecture Group to develop modular software which makes customization efforts faster and easier. Software modularity also facilitates the continuous upgrade and improvements of the Company's software required by the rapid evolution of standards and technologies in the PC market.

     New product development efforts usually begin as research and development projects headed by a member of the Company's Product Architecture Group. Through active participation in several industry associations such as PCMCIA and the Plug and Play Association, the members of this group acquire insights into industry trends and requirements. The Company believes their participation in these committees often allows the Company's views to be better expressed in the industry standards adopted.

     In addition to industry associations, the Product Architecture Group maintains close working relationships with similar groups within semiconductor companies and with product design teams of several of the Company's key customers. One particularly important relationship, formalized under the Intel Agreement, is the Company's technology sharing arrangement with the Intel Architecture Laboratory. When cost-effective and advantageous as a means of achieving its strategy of being the first to introduce new technologies, the Company has from time to time purchased certain technologies.

     Over half of the Company's employees are engineering or technical personnel. Since inception, the Company has made substantial investments in research and product development. In fiscal years 1997, 1996 and 1995, research and development expenses were approximately $8,392,000, $5,112,000 and $2,528,000, respectively net of capitalized software development expenses of $2,116,000, $1,206,000 and $602,000, respectively, in those years.

COMPETITION

     The markets for the Company's software are highly competitive. The Company faces competition primarily from other system-level software companies and in-house software development staff of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements.

     The Company believes that interdependencies may develop between system-level software companies and their customers, leading to a "switching" cost factor which competing system-level software companies must overcome in order to replace an entrenched competitor. While SystemSoft believes this cost factor may benefit it in its existing relationships with key participants in the PC market, switching costs may make it more difficult for the Company to displace or take market share from competitors, particularly in the desktop market, where competitors may have strong relationships with certain PC manufacturers.

     The Company believes that, in the future, operating systems software vendors could choose to enter the Company's primary markets as direct competitors or incorporate enough features into their products so as to decrease revenues from OEMs.

     The Company's software to date has been primarily based on Intel and Intel-compatible CPUs and Microsoft operating system software. If the market for Intel and Intel-compatible CPUs is materially diminished, demand for the Company's current software could be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS/DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating system for the PC industry, the Company could experience increased costs for engineering and/or diminished revenues.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. The Company has applied for several U.S. patents and has filed several international patent applications to protect its proprietary technology. The Company may apply for additional patents in the future. However, there is no assurance that any of these applications will issue as enforceable patents, or that the scope of any patent granted will be sufficient to prevent third-parties from producing competitive products. Moreover, despite these precautions, it may be possible for unauthorized third-parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

     Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, there can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company.

     The Company's products are licensed to its personal computer manufacturing customers on a "right to relicense" basis pursuant to the Company's Master License Agreement or other appropriate contracts or documents. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed software, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     From time to time the Company is notified of claims by a third party that a Company product, or the products of others which contain a Company product, infringe the intellectual property rights of the third party.

EMPLOYEES

     As of January 31, 1997, the Company had 238 full-time employees, including 151 in engineering and technical positions, 62 in sales and marketing and 25 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Information with respect to this topic maybe found in Note 9 to the Notes to Consolidated Financial Statements section of the Annual Report to Stockholders for the Fiscal year ended January 31, 1997. Such information is incorporated herein by reference.


RISK FACTORS

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. These risks include:

     Variations in Operating Results. The revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. Future results of operations may fluctuate significantly based upon numerous factors including the timing of new product introductions, product mix, levels of international sales, activities of competitors and the ability of the Company to penetrate new markets. The volume and timing of new contracts and delays in the achievement of milestones could have a significant impact on operating results for a particular quarter. In addition, because many of the Company's customers do not typically report royalties earned by the Company until the last month of the calendar quarter, quarterly revenues are difficult to predict.

     Ability to Respond to Rapid Technological Change. The market for system-level and call avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The trend in the PC market in general is toward shorter product life cycles and rapid product and technology obsolescence. The life cycle of the Company's products is highly dependent on the life cycles of the products sold by its customers. For the Company's core products, such as PC Card, Plug and Play, Power Management and BIOS products, the life cycle may be as long as five years. However, for specific adaptations of the Company's core products, the Company generally expects a life cycle of one year or less. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. There can be no assurance that the Company will successfully complete the development, or will not experience delays in the introduction, of new software or enhancements to its existing software. Any delay or failure of the Company's software to achieve market acceptance would adversely affect the Company's business and financial condition. In addition, there can be no assurance that products or technologies developed by others will not render the Company's software or technologies non- competitive or obsolete.

     Radish Acquisition. The successful integration of the Company and Radish is important to the future financial performance of the combined enterprise. The anticipated benefits of the Radish acquisition may not be achieved unless, among other things, the operations of Radish are successfully combined with those of the Company in a timely manner. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the revenues and operating results of the combined enterprise. There can be no assurance that the Company will be able to successfully integrate Radish and its services and products into the Company's operations.

     Management of Growth. The Company is currently experiencing a period of growth which has placed, and could continue to place, a strain on the Company's financial and other resources. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial, and other internal systems, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve anticipated performance levels, the Company's results of operations could be adversely affected. Potential investors should consider the risks, expenses and difficulties frequently encountered in connection with the operation and development of a new and expanding business.


     Attraction and Retention of Employees. The Company's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. Although the Company expects to continue to attract sufficient numbers of highly qualified employees for the foreseeable future, there can be no assurance that the Company will be able to do so.

     Competition. The markets for the Company's software are highly competitive. The Company faces competition primarily from other system-level software companies and in-house software development staff of current and prospective customers. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements.

     The Company believes that interdependencies may develop between system-level software companies and their customers, leading to a "switching" cost factor which competing system-level software companies must overcome in order to replace an entrenched competitor. While SystemSoft believes this cost factor may benefit it in its existing relationships with key participants in the PC market, switching costs may make it more difficult for the Company to displace or take market share from competitors, particularly in the desktop market, where competitors may have strong relationships with certain PC manufacturers.

     The Company believes that, in the future, operating systems software vendors could choose to enter the Company's primary markets as direct competitors or incorporate enough features into their products so as to decrease revenues from OEMs.

     The Company's software to date has been primarily based on Intel and Intel-compatible CPUs and Microsoft operating system software. If the market for Intel and Intel-compatible CPUs is materially diminished, demand for the Company's current software could be reduced. In addition, most of the Company's software has been installed on computers using Microsoft's MS/DOS or Windows operating systems. If Microsoft's operating systems cease to be the dominant operating system for the PC industry, the Company could experience increased costs for engineering and/or diminished revenues.

     Dependence on Strategic Business and Customer Relationships. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry, including Intel, IBM, Compaq, NEC, Packard Bell NEC, Digital, Toshiba, Microsoft and Apple. These relationships have enabled the Company to learn about new technological developments prior to their general release to the computer industry. The loss of any of these strategic business and customer relationships could adversely affect the Company's product development efforts, its business and financial condition and its ability to realize its strategic objective to be first to market.

     Dependence on Key Customers; Concentration of Credit Risk. The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's customer base consists principally of large OEMs in the PC market and as a result the Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their guaranteed minimum royalty payments and other payment obligations, the Company's operating results could be adversely affected. As of January 31, 1997, the three largest receivable balances collectively represented approximately $4,573,000, or 33% of total accounts receivable.

     International Revenues. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates could affect product demand and net realizable value of foreign receivables; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce.

     The Company opened its first international subsidiary in Taiwan on March 1, 1995. The Company now licenses software to its customers in Taiwan in U.S. dollars. The Company opened its first office in Japan in July of 1996 and now licenses software to its customers in Japan in the local currency and in U.S. dollars and, as such, the results of some of its operations in Japan are subject to currency value fluctuations.

     Intellectual Property and Proprietary Rights. The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. The Company has applied for several U.S. patents and has filed several international patent applications to protect its proprietary technology. The Company may apply for additional patents in the future. However, there is no assurance that any of these applications will issue as enforceable patents, or that the scope of any patent granted will be sufficient to prevent third-parties from producing competitive products. Moreover, despite these precautions, it may be possible for unauthorized third-parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

     Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, there can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company.

     The Company's products are licensed to its personal computer manufacturing customers on a "right to relicense" basis pursuant to the Company's Master License Agreement or other appropriate contracts or documents. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed software, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

From time to time the Company is notified of claims by a third party that a Company product, or the products of others which contain a Company product, infringe the intellectual property rights of the third party.

     Volatility of Stock Price. The trading price of the Company's Common Stock has been and could continue to be subject to fluctuations in response to quarterly variations in results of operations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, changes in management, and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and often that has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2.        PROPERTIES
               ----------

     The Company has entered into a fifteen year lease agreement for its new corporate headquarters to be constructed in Natick, Massachusetts with an option to build on adjacent land. The Company has leased approximately 125,000 square feet and will occupy the facility in fiscal 1998. The Company's existing corporate headquarters are located in Natick, Massachusetts. The Company leases approximately 64,000 square feet in two facilities under leases expiring through September 2002. The Company also leases additional space, approximately 32,000 square feet in the aggregate, for sales, support and development in Santa Clara and Oxnard, California, Boulder, Colorado, Yokohama, Japan and Taipei, Taiwan under leases expiring through 1999.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------

     The Company is not now a party to any material litigation.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     Not applicable.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT
               ------------------------------------

Information required by Item 10 of Form 10K with respect to executive officers of the Company is set forth below. All of the executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of the executive officers or directors of the Company.

Name                                          Age  Position
----                                          ---  --------
Robert F. Angelo............................   50  President, Chief Executive Officer, and Chairman of the Board of Directors
Jonathan L. Joseph..........................   39  Senior Vice President, PC Software Division
William J. O'Connell........................   39  Senior Vice President, SystemWizard Division
David Klein.................................   53  Senior Vice President, SystemWizard Division
David P. Sommers............................   50  Senior Vice President, Finance, Treasurer and  Chief Financial Officer
Thomas W. Higgins...........................   34  Vice President, Worldwide Sales
Paul J. Pedevillano.........................   40  Vice President, Business Development
Steven A. Berns.............................   50  Vice President, Secretary and General Counsel

     ROBERT F. ANGELO, a co-founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception in 1990 and Chairman of the Board of Directors since February 1996. From 1986 to 1989, he held various executive positions at Phoenix Technologies Ltd., a developer of system-level software, including Chief Operating Officer, Vice President of OEM Operations, Vice President of Product Engineering and Vice President of Marketing. Prior to 1986, he was Director of Marketing at Cullinet Software, Inc. and Vice President of Marketing, Engineering and Sales at Acorn Products, Inc.

     JONATHAN L. JOSEPH, a co-founder of the Company, has been Senior Vice President, PC Software Division since June 1995, after having served as Senior Vice President, Product Engineering and Marketing from May 1990 to June 1995. From 1986 to 1990, he was employed by Phoenix Technologies Ltd. in the following positions: from 1989 to 1990, he was General Manager of the Compatibility Software Group and from 1988 to 1989, he was Director of Product Marketing for the Phoenix ROM BIOS. Prior to 1986, he was a Product Manager at NEC Information Systems and an Assistant to the President at Harvest Computer.

     WILLIAM J. O'CONNELL, a co-founder of the Company, has been its Senior Vice President, SystemWizard Division since June, 1996, after having served as Senior Vice President, Strategic Accounts and Emerging Markets from March 1994 to June 1996, Senior Vice President, Sales and Marketing from August 1992 to March 1994 and Vice President, Sales from March 1990 to August 1992. He was the Director of Sales for the Eastern Region at Phoenix Technologies Ltd. from September 1986 to March 1990.

     DAVID KLEIN has been Senior Vice President, SystemWizard Division since joining the Company in December 1996. He was President and Chief Executive Officer of Radish Communications from March 1992 until December 1996 after having served as a consultant from October 1991 to March 1992. From August 1989 to October 1991, he was Division General Manager of Scientific Software-Intercomp. From March 1976 to December 1988, he held various management positions at NBI, Inc. Prior to 1976, Mr. Klein held various positions in sales, marketing and management at Xerox Corporation for 13 years.

     DAVID P. SOMMERS has been Senior Vice President , Finance, Treasurer and Chief Financial Officer since joining the Company in February 1996. From 1993 to 1996, he was Chief Financial Officer of Advanced Media, Inc., a multimedia software and services company. Prior to 1993, he held various management positions in finance and marketing at IBM Corporation for twenty-four years.

     THOMAS W. HIGGINS has been Vice President, Worldwide Sales since June 1995, after having served as Director, Asian Pacific Sales from September 1994 until May 1995. From 1987 to 1994, he held various sales management positions at Intermetrics, Inc., including Manager of International Sales and Marketing, Director of International Sales and Vice President, Product Marketing and Distribution.

     PAUL J. PEDEVILLANO has been Vice President, Business Development since February 1996 after having served as Vice President, Finance, Secretary and Chief Financial Officer from April 1993 to January 1996. From September 1990 to April 1993, he was Chief Financial Officer of Star Semiconductor Corporation. From September 1981 to April 1990, he served in various positions at Alloy Computer Products including Chief Financial Officer, Chief Operating Officer and Acting President.

     STEVEN A. BERNS has been Vice President, Secretary and General Counsel since joining the Company in February 1996. From 1994 to 1996, Mr. Berns was Manager of Software Licensing and Intellectual Property at Digital Equipment Corporation. From 1988 to 1993, he was Corporate Counsel for Phoenix Technologies Ltd.

                                    PART II
                                    -------

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -----------------------------------------------------------------
               MATTERS
               -------

     Information with respect to stock price information may be found in the table captioned "Selected Consolidated Quarterly Financial Data" of the Annual Report to Stockholders for the fiscal year ended January 31, 1997. Information with respect to the rest of this item may be found in the section captioned "Stock Profile" of the Annual Report to Stockholders for the fiscal year ended January 31, 1997. Such information is incorporated herein by reference.

     On December 19, 1996 the Company completed a private placement of 2,037,802 shares (the "Shares") of its Common Stock, $.01 par value per share, to the holders of the outstanding capital stock of Radish in exchange for all of the outstanding shares of capital stock of Radish. Such private placement was made to effect the acquisition of Radish by the Company. The offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act in reliance upon information available to the Company as of December 19, 1996, including certain representations and warranties of the purchasers of the Shares. The Shares were offered only to "accredited investors" (as such terms are defined in Regulation D) or to purchasers who, in the reasonable belief of the Company, either alone or with his/her purchaser representative, had such knowledge and experience in financial and business matters that he/she was capable of evaluating the merits and risks of the investment. The last price of SystemSoft Common Stock on December 18, 1996 was $16.75 per share. In connection with the acquisition of Radish, on December 12, 1996, the Company issued to a strategic partner of Radish a Common Stock Purchase Warrant to purchase 750,000 shares of Common Stock (the "Warrant"). The Warrant is immediately exercisable, however, under the terms of the Warrant, the right to purchase 500,000 share of Common Stock of the Company otherwise purchasable expires on December 12, 1998 and the right to purchase the remaining 250,000 shares of Common Stock of the Company pursuant to the Warrant expires on December 12, 1999. The offer and sale of the Warrant was exempt from registration under the Securities Act pursuant to
Section 4(2) under the Securities Act in reliance upon information available to the Company as of December 12, 1996, including certain representations and warranties of the recipient of the Warrant. The exercise price per share of Common Stock under the Warrant is $23.00. On January 3, 1997, the Company filed a registration statement on Form S-3 (File No. 333-19211) with the Securities and Exchange Commission covering the resale of the Shares and the Common Stock issueable pursuant to the Warrant and the registration statement became effective on February 28, 1997.

ITEM 6.        SELECTED FINANCIAL DATA
               -----------------------

     Information with respect to this item may be found in the table captioned "Selected Consolidated Five-Year Financial Data" of the Annual Report to Stockholders for the fiscal year ended January 31, 1997. Such information is incorporated herein by reference.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

     Information with respect to this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the fiscal year ended January 31, 1997. Such information is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

     Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

     Information with respect to this item may be found in the Report of Independent Accountants, Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Consolidated Quarterly Financial Data sections of the Annual Report to Stockholders for the fiscal year ended January 31, 1997 and in the consolidated financial statements and schedule set forth in Item 14 of this 10-K. Such information is incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

     Not applicable.

                                   PART III
                                   --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     The information required by this item will be set forth under the Captions "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1997 and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Item 4A of Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

ITEM 11.       EXECUTIVE COMPENSATION.
               -----------------------

     The information required by this item will be set forth under the Captions "Director's Compensation" and "Executive Compensation" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1997 and is incorporated herein by reference thereto.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
               ---------------------------------------------------------------

     The information required by this item will be set forth under the Caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1997 and is incorporated herein by reference thereto.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------

     The information required by this item will be set forth under the Captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1997 and is incorporated herein by reference thereto.

                                    PART IV
                                    -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
               ----------------------------------------------------------------

(a) The following documents are filed as part of or are incorporated by reference into this Annual Report on Form 10K:

          1. The following audited consolidated financial statements of SystemSoft and its subsidiaries, and the accountant's report relating thereto, are incorporated by reference in Item 8 of this Report from the Company's 1997 Annual Report to Stockholders:

                    Report of Independent Accountants

                    Consolidated Balance Sheets as of January 31, 1997 and 1996

                    Consolidated Statements of Operations for the Years Ended January 31, 1997, 1996, and 1995

                    Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1997, 1996, and 1995

                    Consolidated Statements of Cash Flows for the Years Ended January 31, 1997, 1996, and 1995

                    Notes to Consolidated Financial Statements.

          2. The following Consolidated Financial Statement Schedule filed with this Annual Report on Form 10-K.

                    Schedule II:  Valuation and Qualifying Accounts

All other schedules are omitted because they are either not required, not applicable or the information is shown in the Consolidated Financial Statements or the Notes thereto.

          3. The exhibits listed in the Exhibit Index filed with this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

          A Current Report on Form 8-K dated December 19, 1996 was filed on January 3, 1997. The Current Report on Form 8-K was filed pursuant to Item 2 of Form 8-K announcing the completion of the acquisition of Radish by means of a merger of a wholly-owned subsidiary of SystemSoft, Black Acquisition Corporation ("BAC"), with and into Radish, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 12, 1996, by and among SystemSoft, BAC and Radish. In addition, the Current Report on Form 8-K dated December 19, 1996 contained the Financial Statements, Pro Forma Financial Information and Exhibits required pursuant to Item 7 of Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYSTEMSOFT CORPORATION


                                         By:  /s/ Robert F. Angelo
                                              -------------------------
                                              Robert F. Angelo
Date:  May 1, 1997                            President, Chief Executive Officer
                                              and
                                              Chairman of the Board of Directors

We, the undersigned officers and directors of SystemSoft Corporation, hereby severally constitute and appoint Robert F. Angelo and David P. Sommers, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates stated.

Signature                  Capacity                                   Date
---------                  --------                                   ----
  /s/ Robert F. Angelo     President, Chief Executive Officer,        May 1, 1997
----------------------     and Chairman of the Board of Directors
  Robert F. Angelo         (principal executive officer)


  /s/ David P. Sommers     Senior Vice President-Finance, Treasurer   May 1, 1997
----------------------     and Chief Financial Officer (principal
  David P. Sommers         financial and accounting officer)


  /s/ Robert N. Goldman    Director                                   May 1, 1997
-----------------------
  Robert N. Goldman


  /s/ William Frank King   Director                                   May 1, 1997
------------------------
  William Frank King


  /s/ David J. McNeff      Director                                   May 1, 1997
---------------------
  David J. McNeff

                       REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of SystemSoft Corporation has been incorporated by reference in this Form 10-K from the 1997 Annual Report to Stockholders of SystemSoft Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              /s/ COOPERS & LYBRAND L.L.P.

                                              COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 28, 1997

SCHEDULE II

                            SYSTEMSOFT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             for the years ended January 31, 1995, 1996, and 1997

                                                   Additions
                                    Balance at    Charged to     Deductions     Balance at
                                    Beginning      Costs and           from         End of
Description                           of Year       Expenses       Reserves           Year
------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1995:
   Reserve for doubtful accounts       386,258       331,932        146,546        571,644

YEAR ENDED JANUARY 31, 1996:
   Reserve for doubtful accounts       571,644       255,744        336,350        491,038

YEAR ENDED JANUARY 31, 1997:
   Reserve for doubtful accounts       491,037     1,312,592        885,714        917,915

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number   Description
---------------  -----------

     =2.1 Agreement and Plan of Merger and Reorganization, dated as of December 12, 1996, by and among SystemSoft, Black Acquisition Corporation and Radish Communications Systems, Inc. ("Radish" and now known as SystemSoft Colorado Corporation) (filed as exhibit to Form 8-K dated December 19, 1996)

     =2.2 Registration Rights Agreement dated as of December 12, 1996, by and among SystemSoft and the stockholders listed on the signature block thereto (filed as exhibit to Form 8-K dated December 19, 1996)

     =2.3 Participation Agreement dated as of December 12, 1996, by and among SystemSoft, Black Acquisition Corporation, Radish and certain securityholders of Radish listed on the signature pages thereto (filed as exhibit to Form 8-K dated December 19, 1996)

     =2.4 Escrow Agreement dated as of December 12, 1996 among SystemSoft, James Cowie and State Street Bank and Trust Company as escrow agent only (filed as exhibit to Form 8-K dated December 19, 1996)

     =3.1 Second Restated Certificate of Incorporation of the Registrant (filed as exhibit to Form 10-Q for the quarterly period ended July 31, 1996)

     =3.2    Certificate of Amendment of Second Restated Certificate of
             Incorporation of the Registrant (filed as exhibit to Form 10-Q for quarterly period ended July 31, 1996)
     *3.3    Restated By-laws of the Registrant

     *4.1    Specimen Stock Certificate

     #*10.1 Intel-SystemSoft Development and License Agreement dated December 20, 1993 between the Registrant and Intel Corporation, as amended

     #*10.2 Agreement dated March 31, 1993 between the Registrant and Compaq Computer Corporation

      *10.3  Form of Master License Agreement

     ~*10.4  1992 Stock Option Plan

     ~*10.5  Form of Incentive Stock Option

     ~*10.6  1992 Directors' Stock Option Plan

     ~*10.7  Form of Nonqualified Stock Option

     ~*10.8  1993 California Stock Option Plan

     ~*10.9 Form of Incentive Stock Option granted under the 1993 California Stock Option Plan

     ~*10.10 1994 Omnibus Stock Plan, as amended

     ~*10.11 1994 Non-Employee Director Stock Option Plan

     ~*10.12 1994 Employee Stock Purchase Plan

     ~*10.13 Form of Employment Agreement between the Registrant and each of the following executive officers: Robert F. Angelo, Jonathan L. Joseph and William J. O'Connell, together with the Employment Agreement of Paul J. Pedevillano

      *10.14 Agreement dated June 10, 1994 between the Registrant and Intel
             Corporation

     #=10.15 Amendment No. 1 dated January 31, 1995 to Agreement dated March 31,
             1993 between the Registrant and Compaq Computer Corporation (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1995)

     =#10.16 Amendment No. 2 dated April 27, 1995 to Agreement dated March 31,
             1993 between the Registrant and Compaq Computer Corporation (filed as exhibit to Form 10-Q for the three month period ended April 30,
             1995).

      =10.17 Lease agreement dated July 19, 1995 between the Registrant and
             Vision Drive, Inc. (filed as exhibit to Form 10-Q for the three month period ended July 31, 1995).

      =10.18 Amendment dated September 11, 1995 to lease agreement dated July
             19, 1995 between the Registrant and Vision Drive, Inc. (filed as exhibit to Form 10-Q for the three month period ended October 31,
             1995).

     #=10.19 Amendment No.1 dated October 30, 1995 to the Development and
             License Agreement dated December 20, 1993 between the Registrant and Intel Corporation (filed as exhibit to Form 10-Q for the three month period ended October 31, 1995).

      =10.20 Sublease agreement dated December 19, 1995 between the Registrant and Aspect Medical Systems, Inc. (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1996)

     =~10.21 Employment Agreement between the Registrant and Thomas W. Higgins executed on September 20, 1995 (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1996)

     =~10.22 Radish 1992 Stock Option Plan (filed as exhibit to Registrant's
             Registration Statement on Form S-8 (File No. 333-18657))

     =~10.23 Amended and Restated Non-Qualified Stock Option Agreement dated
             September 1, 1993 between Radish and Robert Baden (filed as exhibit to Registrant's Registration Statement on Form S-8 (File No. 333-18657))

     =~10.24 Amendment to Amended and Restated Non-Qualified Stock Option
             Agreement dated December 16, 1996 between Radish and Robert Baden (filed as exhibit to Registrant's Registrant's Registration Statement on Form S-8 (File No. 333-18657))

     **10.25 Lease agreement dated December 20, 1996 between the Registrant and
             DIV Natick, LLC

     **10.26 Agreement dated December 20, 1996 between the Registrant and DIV
             Natick, LLC

      **11.1 Statement of Computation of Earnings (Loss) Per Share

      **13.1 Portions of the 1997 Annual Report to Stockholders incorporated by reference into Form 10-K.

      **21.1 Subsidiaries of Registrant

      **23.1 Consent of Independent Accountants

       =24.1 Power of Attorney (included as part of signature page to this Report)

        27.1 Financial Data Schedule (EDGAR version only)
------------------------------------

          * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-80620) or an amendment thereto and incorporated herein by reference.

          # Confidential treatment requested as to certain portions.

          ~ Management contract or compensatory plan or arrangement.

          = Filed with the report or Form indicated and incorporated herein by reference.

         ** File herewith