Form 10-Q
period 1997-04-30
SYSTEMSOFT CORP
filed 1997-06-13
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1997    Commission File Number 0-24418

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


Registrant had 26,176,042 shares of Common Stock, $.01 par value, outstanding at June 9, 1997.

                             SYSTEMSOFT CORPORATION

                                   FORM 10-Q

                 For the Quarterly Period Ended April 30, 1997

                               TABLE OF CONTENTS


                                                                  Page Number
                                                                  -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          a)  Consolidated Balance Sheets as of April 30, 1997
              (Unaudited) and January 31, 1997                           3

          b)  Consolidated Statements of Operations for the three
              months ended April 30, 1997 and 1996 (Unaudited)           4

          c)  Consolidated Statements of Cash Flows for the
              three months ended April 30, 1997 and 1996
              (Unaudited)                                                5

          d)  Notes to Consolidated Financial Statements                 6



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                         12

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              13

                            SYSTEMSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                          April 30,            January 31,
                                                                             1997                  1997
                                                                             ----                  ----
                                                                         (unaudited)
    ASSETS
Current assets:
    Cash and cash equivalents                                            $  6,930,605         $ 10,807,691
    Restricted cash                                                         1,000,000            1,000,000
    Marketable securities                                                     101,507              101,507
    Accounts receivable, less allowance for doubtful
           accounts of $987,445 and $917,915 as of April 30,
           1997 and January 31, 1997, respectively                         14,261,207           12,352,489
    Receivable from related party                                           1,666,702            1,466,015
    Prepaid royalties                                                       6,697,560                 --
    Prepaid and other current assets                                        2,852,919            2,443,941
    Deferred income taxes                                                   2,528,079            2,528,079
                                                                         ------------         ------------
                Total current assets                                       36,038,579           30,699,722

Property and equipment, net                                                 4,880,896            4,935,625
Purchased software, net                                                     4,486,838            3,747,032
Software development costs, net                                             1,358,668            1,368,359
                                                                         ------------         ------------
                Total assets                                             $ 46,764,981         $ 40,750,738
                                                                         ============         ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $  1,817,018         $  2,148,092
    Accrued expenses                                                        1,447,601            2,503,207
    Accrued royalties                                                       3,735,850               96,250
    Income taxes payable                                                    1,043,590              348,500
    Accrued commissions                                                       242,630               48,238
    Accrued compensation and benefits                                         901,973              450,218
                                                                         ------------         ------------
                Total current liabilities                                   9,188,662            5,594,505

Deferred income taxes                                                       1,642,141            1,642,141

Commitments

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares authorized;
         none issued and outstanding                                             --                   --
    Common stock, $.01 par value; 90,000,000 shares authorized;
         25,246,100 and 25,146,061 shares issued                              252,461              251,460
    Additional paid-in capital                                             69,070,385           68,670,675
    Less treasury stock, at cost, 79,623 shares                              (427,187)            (427,187)
    Warrants                                                                3,770,939            3,770,939
    Accumulated earnings (deficit)                                        (36,732,420)         (38,751,795)
                                                                         ------------         ------------
                Total stockholders' equity                                 35,934,178           33,514,092
                                                                         ------------         ------------
                Total liabilities and stockholders' equity               $ 46,764,981         $ 40,750,738
                                                                         ============         ============


       The accompanying notes are an integral part of the consolidated financial statements.

                            SYSTEMSOFT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended April 30,
                                                ----------------------------
                                                  1997                 1996
                                                  ----                 ----

Revenues:
  Software license fees                      $ 10,659,241         $  5,355,156
  Engineering services                          1,246,331            2,235,040
  Related party                                   440,000              458,333
  Other                                           131,402                1,500
                                             ------------         ------------
        Total revenues                         12,476,974            8,050,029
                                             ------------         ------------

Cost of revenues:
  Software license fees                           970,858              403,273
  Engineering services                          1,146,131              752,256
  Related party                                   314,313              214,931
  Other                                               638                 --
                                             ------------         ------------
        Total cost of revenues                  2,431,940            1,370,460
                                             ------------         ------------

Gross profit                                   10,045,034            6,679,569

Operating expenses:
  Research and development                      3,134,740            1,686,116
  Sales and marketing                           2,906,497            2,414,818
  General and administrative                      986,370              689,074
                                             ------------         ------------
        Total operating expenses                7,027,607            4,790,008
                                             ------------         ------------

Income from operations                          3,017,427            1,889,561

Interest income                                    52,583               98,257
Interest expense                                  (23,924)                (156)
Foreign exchange loss                             (31,994)             (21,611)
                                             ------------         ------------
Income before provision for income taxes        3,014,092            1,966,051

Provision for income taxes                        994,717              688,118
                                             ------------         ------------

Net income                                      2,019,375            1,277,933
                                             ============         ============


Net income per common share                         $0.08                $0.06
                                             ============         ============

Weighted average number of common and
  common equivalent shares outstanding         26,856,019           23,160,480
                                             ============         ============



       The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Three Months Ended April 30,
                                                                          ---------------------------------
                                                                               1997                1996
                                                                          ------------         ------------
Cash flows from operating activities:
      Net income                                                          $  2,019,375         $  1,277,933
Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization                                          1,120,845              578,813
      Provision for doubtful accounts                                           75,000               63,000
      Tax benefit of disqualifying dispositions of stock options                  --                998,611
      Changes in operating assets and liabilities:
           Accounts receivable                                              (3,624,681)            (927,808)
           Receivable from related party                                      (440,000)            (338,333)
           Prepaid royalties                                                (5,447,560)                --
           Prepaid and other current assets                                   (221,885)            (170,177)
           Accounts payable                                                   (331,074)             690,147
           Accrued expenses                                                 (1,055,606)             (72,685)
           Income taxes payable                                                695,090             (444,357)
           Accrued commissions                                                 267,012              197,290
           Accrued compensation and benefits                                   451,755             (288,675)
           Accrued royalties                                                 3,878,913              214,931
           Deferred revenue from related party                                    --                   --
                                                                          ------------         ------------
               Net cash provided by operating activities                    (2,612,816)           1,778,690
                                                                          ------------         ------------

Cash flows from investing activities:
      Sale of marketable securities                                               --              2,064,699
      Purchases of property and equipment                                     (517,743)            (667,775)
      Purchased software costs                                                (967,130)            (618,716)
      Software development costs                                              (180,108)            (551,028)
                                                                          ------------         ------------
               Net cash provided by (used in) investing activities          (1,664,981)             227,180
                                                                          ------------         ------------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                  400,711              694,918
      Purchase of treasury stock                                                  --                   --
                                                                          ------------         ------------
               Net cash provided by financing activities                       400,711              694,918
                                                                          ------------         ------------

Net increase in cash and cash equivalents                                   (3,877,086)           2,700,788

Cash and cash equivalents at beginning of period                            11,807,691            7,406,039
                                                                          ------------         ------------

Cash and cash equivalents at end of period                                $  7,930,605         $ 10,106,827
                                                                          ============         ============



        The accompanying notes are an integral part of the consolidated financial statements.

                            SYSTEMSOFT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

 Unaudited Consolidated Financial Statements

          The accompanying consolidated financial statements of SystemSoft Corporation ("the Company") as of April 30, 1997 and for the three months ended April 30, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on May 1, 1997. The results of operations for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

Recent Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS Number 128, "Earnings per Share" ("FAS128"). This standard is effective for financial statements for both interim and annual periods ending after December 15, 1997. FAS128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. The Company will adopt FAS128 for fiscal 1998 and, upon adoption, will restate all prior EPS presented.

2.  Stock dividend

          The Company issued a 2:1 stock split in the form of a stock dividend on July 17, 1996. All amounts and per share data has been retroactively adjusted for the earliest period presented.

3.  Subsequent event

          In May 1997, the Company completed a private placement of its common stock whereby in exchange for 1,066,666 shares of stock the Company received gross proceeds of $8,000,000.

                            SYSTEMSOFT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended April 30, 1997 and 1996. The Company designs, develops, markets, licenses and supports to the personal computer industry call-avoidance software and system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices.

 On December 19, 1996 the Company acquired Radish Communications Systems, Inc. ("Radish"), a developer of advanced telecommunications software by means of a merger of a wholly owned subsidiary of the Company with and into Radish with Radish as the surviving corporation (the "Radish Merger"). The acquisition was accounted for as a purchase and accordingly the results of Radish are included in the consolidated financial statements since the date of acquisition.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                                  Three Months Ended April 30,
                                                  ----------------------------
                                                      1997            1996
                                                      ----            ----
Revenues:
       Software license fees                          85.4%           66.5 %
       Engineering services                           10.0            27.8
       Related party                                   3.5             5.7
       Other                                           1.1             0.0
                                                  ----------------------------
              Total revenues                         100.0           100.0
                                                  ----------------------------
Cost of revenues:
       Software license fees                           9.1             7.5
       Engineering services                           92.0            33.7
       Related party                                  71.4            46.9
       Other                                           0.5             0.0
                                                  ----------------------------
              Total cost of revenues                  19.5            17.0
                                                  ----------------------------
Gross margin                                          80.5            83.0
Operating expenses:
       Research and development                       25.1            20.9
       Sales and marketing                            23.3            30.0
       General and administrative                      7.9             8.6
                                                  ----------------------------
              Total operating expenses                56.3            59.5
                                                  ----------------------------
Income from operations                                24.2            23.5
Other income                                           0.0             0.9
                                                  ----------------------------
Income before provision for income taxes              24.2            24.4
Provision for income taxes                             8.0             8.5
                                                  ----------------------------
Net income                                            16.2%           15.9%
                                                  ============================

Comparison of Three Months Ended April 30, 1997 and 1996

     Revenues. Revenues were $12,477,000 and $8,050,000 in the three months ended April 30, 1997 and 1996, respectively, an increase of approximately 55%. Software license fees increased to $10,659,000 from $5,355,000, or approximately 99%. This increase was primarily due to growth in software license fees for the Company's new call avoidance product "System Wizard", the addition of revenue from products acquired in the Radish Merger, and growth in the Company's PC
Card product revenue due to increased revenue primarily from the Company's Japanese and Taiwanese subsidiaries. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $215,000 and $800,000 in the three months ended April 30, 1997 and 1996, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. There were no revenues from renegotiated contract terms included in the revenues recognized in the three months ended April 30, 1997. The $800,000 in fixed royalties recognized in the three months ended April 30, 1996 were a result of renegotiated contract terms. This $800,000 would have otherwise been recorded in the subsequent four fiscal quarters.

     Engineering services revenue decreased to $1,246,000 from $2,235,000, or approximately 44%. This decrease was due to a drop in the engineering services revenue for all products, most notably the System Wizard and BIOS products. This decrease is primarily attributable to the completion of the System Wizard development agreement with Digital Equipment Corporation and a decrease in BIOS engineering due to a large contract for a single manufacturer being completed during fiscal 1997. Related party revenues decreased 4% from $458,000 in fiscal 1997 to $440,000 in fiscal 1998. Revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement") were $375,000 and $405,000 in the three months ended April 30, 1997 and 1996, respectively.

     Cost of Revenues. Cost of revenues was $2,432,000 and $1,370,000 in the three months ended April 30, 1997 and 1996, respectively. These numbers represent a year over year increase of $1,062,000 or 78%. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties due third parties and engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased by 3% to 20% from 17% in the three months ended April 30, 1997 and 1996, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 9% from 8% in the three months ended April 30, 1997 and 1996, respectively. This increase is primarily due to the increased amortization costs associated with the larger asset balance of purchased software and the recognition of royalty expense associated with System Wizard revenue. System Wizard revenue is subject to varying royalty rates to certain vendors for licensed technology in different product offerings in the System Wizard product family. These royalties may effect the total gross margin realized by the Company in any particular quarter depending upon the mix of System Wizard revenue components as well as the percentage of System Wizard revenue recognized as compared to the Company's total revenue. Cost of engineering services increased as a percentage of engineering service revenues to 92% from 34% in the three months ended April 30, 1997 and 1996, respectively. This increase is due to staff additions as well as the increased engineering effort required to deliver System Wizard technology. Cost of related party revenues as a percentage of related party revenues increased to 71% in three months ended April 30, 1997 from 47% for the three months ended April 30, 1996. This increase is a result of royalties due the related party on sales of System Wizard.

     Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,135,000 and $1,686,000, net of capitalized development costs of $180,000 and $551,000, in the three months ended April 30, 1997 and 1996, respectively. These results represent a year over year increase of $1,449,000 or 86%. As a percentage of revenue, research and development expenses increased to 25% from 21% for the same three month period last year. The increase in expenses resulted primarily from staff additions, the increased development effort expended to integrate the technology acquired from Radish with the Company's existing technology and a reduction in the amount of research and development costs capitalized during the three months ended April 30, 1997 when compared to the same period of a year ago.

     Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $2,906,000 and $2,415,000 in the three months ended April 30, 1997 and 1996, respectively, an increase of approximately 20%. The increase was primarily due to staff additions, first quarter marketing programs and conferences and additional travel costs. Sales and marketing expenses as a percentage of revenues decreased to 23% from 30% due to the relative growth in revenues.

     General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts, facility costs and professional fees, were $986,000 and $689,000 in the three months ended April 30, 1997 and 1996, respectively. These figures represent an increase of approximately 43% and is due mainly to increases in personnel costs, professional fees and facility costs. General and administrative expenses as a percentage of revenues decreased to 8% from 9% due to the relative growth in revenues.

     Provision for Income Taxes. Provision for income taxes was $995,000 and $688,000 in the three months ended April 30, 1997 and 1996, respectively. The provision recorded in the three months ended April 30, 1997 represents 33% of pre-tax income as compared to 35% of pre-tax income for the three months ended April 30, 1996. This effective tax rate decrease is the result of the utilization of certain tax credits including the credit for research and development costs.


Liquidity and Capital Resources

     During the three months ended April 30, 1997, the Company funded its operations primarily through its operating cash flows. As of April 30, 1997 the Company had cash and cash equivalents and marketable securities of $8,032,000 and working capital of $26,850,000. The Company had a net decrease in cash and cash equivalents of $3,877,000 for the three months ended April 30, 1997. The principal uses of cash for the three months ended April 30, 1997 were a $2,000,000 cash payment for a royalty agreement termination (see below), purchases of property and equipment of $518,000 and purchases of software of $967,000.

     In February 1997, the Company terminated its Software Development and License Agreement (the "Original Agreement") with Digital Equipment Corporation ("DEC") whereby the Company will provide DEC certain license privileges and guarantee payments of $6,750,000 in lieu of future royalties which would have been paid over the life of the call avoidance software products. The guaranteed payments include cash payments of $2,000,000 each in the first and second quarters of fiscal 1998 and $1,500,000 in the third fiscal quarter of 1998 for a total payment of $5,500,000. In addition a $1,250,000 receivable due the Company from DEC was offset in the first quarter. The Company has begun expensing these amounts based upon the royalty rates negotiated in the Original Agreement and expects the amounts to be completely expensed by the end of fiscal 1999.

     During the three months ended April 30, 1997, the Company's financing activities have provided cash of $401,000, due to the exercise of stock options. In May 1997, the Company completed a private placement of its common stock whereby in exchange for 1,066,666 shares of stock the Company received gross proceeds of $8,000,000. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.


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

     The Company's future results are subject to substantial risks and uncertainties. Revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. The market for the Company's system-level and call-avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software, on a timely basis, which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition.

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


Part II.  OTHER INFORMATION


Item 2. - Changes in Securities

               On May 7, 1997, the Company completed a private placement (the "Placement") of 1,066,666 shares (the "Shares") of its Common Stock, $.01 par value per share, to Sykes Enterprises, Incorporated ("Sykes"), for gross proceeds to the Company of approximately $8,000,000. The offer and sale of the shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act in reliance upon information available to the Company as of May 7, 1997, including certain representations and warranties of the purchases of the Shares. The Shares were offered only to Sykes, and "accredited investor" as such term is defined in Rule 501 (a)(3) of Regulation D.


Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          --------

          4.1 The Common Stock Purchase Agreement ("Purchase Agreement") by and between the Company and Sykes Enterprises, Incorporated made and entered as of May 6, 1997 (filed as Exhibit to Form 8-K dated May 7, 1997 and incorporated by reference herein).

     (b)  Reports on Form 8-K:
          -------------------

              A current report on Form 8-K dated May 7, 1997 was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing the completion of the Placement pursuant to the terms of the Purchase Agreement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SYSTEMSOFT CORPORATION


June 11, 1997                          By:
                                          -------------------------
                                       Robert F. Angelo
                                       President, Chief Executive Officer
                                       and Chairman of the Board


June 11, 1997                          By:
                                          -------------------------
                                       David P. Sommers
                                       Senior Vice President, Finance, Treasurer
                                       and Chief Financial Officer