Form 10-Q
period 1997-07-31
SYSTEMSOFT CORP
filed 1997-09-15
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the three months ended July 31, 1997         Commission File Number 0-24418

                             SYSTEMSOFT CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           04-3121799
(State or other jurisdiction of                     Employer Identification No.)
incorporation or organization)


           2 VISION DRIVE
        NATICK, MASSACHUSETTS                                  01760
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

                                 Yes   X    No
                                     -----     -----

Registrant had 26,535,120 shares of Common Stock, $.01 par value, outstanding at September 5, 1997.

                             SYSTEMSOFT CORPORATION

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED JULY 31, 1997


                                TABLE OF CONTENTS




                                                                     PAGE NUMBER
                                                                     -----------


PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

               a)   Consolidated Balance Sheets as of July 31, 1997
                    (Unaudited) and January 31, 1997                         3

               b)   Consolidated Statements of Operations for the
                    three and six months ended July 31, 1997 and
                    1996 (Unaudited)                                         4

               c)   Consolidated Statements of Cash Flows for the
                    six months ended July 31, 1997 and 1996
                    (Unaudited)                                              5

               d)   Notes to Consolidated Financial Statements
                    (Unaudited)                                              6

Item 2.        Management's Discussion and Analysis of Financial
               six months and Results of Operations                          7


PART II.       OTHER INFORMATION

Item 2.        Changes in Securities                                        14

Item 4.        Submission of Matters to a Vote of Security Holders          14

Item 6.        Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                  16

                             SYSTEMSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    July 31,        January 31,
                                                                      1997             1997
                                                                    --------        -----------
                                                                   (unaudited)
    ASSETS
Current assets:
    Cash and cash equivalents                                     $  8,395,518      $ 10,807,691
    Restricted cash                                                  1,000,000         1,000,000
    Marketable securities                                            3,052,757           101,507
    Accounts receivable, less allowance for doubtful
      accounts of  $1,731,453 and $917,915 as of July 31,
      1997 and January 31, 1997, respectively                       14,679,768        12,352,489
    Receivable from related party                                    1,642,216         1,466,015
    Prepaid royalties                                                7,273,480              --
    Prepaid and other current assets                                 3,412,354         2,443,941
    Deferred income taxes                                            2,528,079         2,528,079
                                                                  ------------      ------------
          Total current assets                                      41,984,172        30,699,722

Property and equipment, net                                          5,960,272         4,935,625
Purchased software, net                                              5,506,739         3,747,032
Software development costs,  net                                     1,340,098         1,368,359
                                                                  ------------      ------------
          Total assets                                            $ 54,791,281      $ 40,750,738
                                                                  ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  1,636,209      $  2,148,092
    Accrued expenses                                                 2,205,248         2,503,207
    Accrued royalties                                                1,792,924            96,250
    Income taxes payable                                               421,458           348,500
    Accrued commissions                                                138,465            48,238
    Accrued compensation and benefits                                1,097,642           450,218
                                                                  ------------      ------------
          Total current liabilities                                  7,291,946         5,594,505

Deferred income taxes                                                1,642,141         1,642,141

Commitments

Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued and outstanding                               --                --
    Common stock, $.01 par value; 90,000,000 shares
      authorized; 26,531,028 and  25,146,061 shares issued             265,310           251,460
    Additional paid-in capital                                      78,231,551        68,670,675
    Less treasury stock, at cost, 159,246 shares                      (427,187)         (427,187)
    Warrants                                                         3,770,939         3,770,939
    Accumulated deficit                                            (35,983,419)      (38,751,795)
                                                                  ------------      ------------
          Total stockholders' equity                                45,857,194        33,514,092
                                                                  ------------      ------------
          Total liabilities and stockholders' equity              $ 54,791,281      $ 40,750,738
                                                                  ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                             SYSTEMSOFT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended July 31,          Six Months Ended July 31,
                                               ------------------------------      ------------------------------
                                                   1997              1996             1997              1996
                                               ------------      ------------      ------------      ------------

Revenues:
      Software license fees                    $ 10,413,779      $  5,454,198      $ 21,073,020      $ 10,809,355
      Engineering services                        2,100,657         3,155,034         3,346,988         5,390,074
      Related party                                 375,000           681,667           815,000         1,140,000
      Other                                          15,552                --           146,954             1,500
                                               ------------      ------------      ------------      ------------
                  Total revenues                 12,904,988         9,290,899        25,381,962        17,340,929
                                               ------------      ------------      ------------      ------------

Cost of revenues:
      Software license fees                       1,333,286           577,180         2,304,144           980,453
      Engineering services                        1,109,652           951,333         2,255,783         1,703,589
      Related party                                 362,168           207,648           676,481           422,579
      Other                                          25,659                --            26,297                --
                                               ------------      ------------      ------------      ------------
                  Total cost of revenues          2,830,765         1,736,161         5,262,705         3,106,621
                                               ------------      ------------      ------------      ------------

Gross profit                                     10,074,223         7,554,738        20,119,257        14,234,308

Operating expenses:
      Research and development                    3,208,550         1,933,156         6,343,290         3,619,272
      Sales and marketing                         3,618,922         2,669,506         6,525,419         5,084,324
      General and administrative                  2,238,120           744,939         3,224,490         1,434,013
                                               ------------      ------------      ------------      ------------
                  Total operating expenses        9,065,592         5,347,601        16,093,199        10,137,609
                                               ------------      ------------      ------------      ------------

Income from operations                            1,008,631         2,207,137         4,026,058         4,096,699

Interest income                                      95,577           105,879           148,160           204,137
Interest expense                                    (20,313)             (104)          (44,237)             (260)
Foreign exchange gain (loss)                         34,015           (22,795)            2,021           (44,406)
                                               ------------      ------------      ------------      ------------
Income before provision for income taxes          1,117,910         2,290,117         4,132,002         4,256,170

Provision for income taxes                          368,909           801,541         1,363,626         1,489,659
                                               ------------      ------------      ------------      ------------

Net income                                          749,001         1,488,576         2,768,376         2,766,511
                                               ============      ============      ============      ============

Net income per common share                    $       0.03      $       0.06      $       0.10      $       0.11
                                               ============      ============      ============      ============

Weighted average number of common and
      common equivalent shares outstanding       27,149,326        25,035,457        27,002,673        24,097,968
                                               ============      ============      ============      ============





The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Six Months Ended July 31,
                                                                 -----------------------------
                                                                     1997              1996
                                                                 ------------      -----------

Cash flows from operating activities:
  Net income                                                     $  2,768,376      $ 2,766,511
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization                                     2,574,208        1,276,727
  Provision for doubtful accounts                                     900,375          225,547
  Tax benefit of disqualifying dispositions of stock options          270,403          679,850
  Changes in operating assets and liabilities:
    Accounts receivable                                            (5,152,367)      (4,455,601)
    Receivable from related party                                    (849,468)        (669,800)
    Prepaid royalties                                              (6,023,480)              --
    Prepaid and other current assets                                 (781,319)        (983,591)
    Accounts payable                                                 (511,883)         918,036
    Accrued expenses                                                 (297,959)         668,673
    Income taxes payable                                               72,958          666,382
    Accrued commissions                                               162,847          591,642
    Accrued compensation and benefits                                 647,424          115,196
    Accrued royalties                                               2,369,941               --
                                                                 ------------      -----------
       Net cash provided by (used in) operating activities         (3,849,994)       1,799,572
                                                                 ------------      -----------

Cash flows from investing activities:
  Purchase of marketable securities, net                           (2,951,250)      (1,846,161)
  Purchases of property and equipment                              (2,225,692)      (1,434,153)
  Purchased software costs                                         (2,349,502)      (1,308,642)
  Software development costs                                         (340,110)      (1,202,982)
                                                                 ------------      -----------
       Net cash used in investing activities                       (7,866,554)      (5,791,938)
                                                                 ------------      -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                           1,379,062        2,103,385
  Net proceeds from common stock private placement                  7,982,500               --
                                                                 ------------      -----------
       Net cash provided by financing activities                    9,361,562        2,103,385
                                                                 ------------      -----------

Net decrease in cash and cash equivalents                          (2,354,963)      (1,888,981)

Effect of foreign currency on cash                                    (57,237)              --

Cash and cash equivalents at beginning of period                   11,807,691        7,406,039
                                                                 ------------      -----------

Cash and cash equivalents at end of period                       $  9,395,518      $ 5,517,058
                                                                 ============      ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             SYSTEMSOFT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Consolidated Financial Statements

       The accompanying consolidated financial statements of SystemSoft Corporation ("the Company") as of July 31, 1997 and for the three and six months ended July 31, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on May 1, 1997. The results of operations for the three and six month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.


2. INCOME TAXES

       The components of the provision for income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The major difference between the actual provision for income taxes and the statutory federal income tax rates for the three and six months ended July 31, 1997 and 1996 is the utilization of certain tax credits.

3. STOCK DIVIDEND

       The Company issued a 2:1 stock split in the form of a stock dividend on July 17, 1996. All amounts and per share data has been retroactively adjusted for the earliest period presented.

4. PRIVATE PLACEMENT OF COMMON STOCK

       In May 1997, the Company completed a private placement (the "Placement") of 1,066,666 shares (the "Shares") of its Common Stock, $.01 par value per share, to Sykes Enterprises, Incorporated ("Sykes"), for gross proceeds to the Company of approximately $8,000,000.

5. SUBSEQUENT EVENT

       In August, 1997, the Company entered into a one-year revolving line of credit with a bank under which the Company may borrow the lesser of $7,000,000 or 85% of eligible accounts receivable. In order to access the line, the Company is required to maintain certain financial covenants and interest is payable on any outstanding advances at the then current Prime Rate.

                             SYSTEMSOFT CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended July 31, 1997 and 1996. The Company designs, develops, markets, licenses and supports to the personal computer industry call-avoidance software and system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices.

On December 19, 1996 the Company acquired Radish Communications Systems, Inc. ("Radish"), a developer of advanced telecommunications software by means of a merger of a wholly-owned subsidiary of the Company with and into Radish with Radish as the surviving corporation ("the Radish Merger"). The acquisition was accounted for as a purchase and accordingly the results of Radish are included in the consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                               Three Months Ended July 31,   Six Months Ended July 31,
                                               ---------------------------   -------------------------
                                                   1997          1996            1997          1996
                                                   -----        -----            -----         -----

Revenues:
  Software license fees                            80.7%         58.7%            83.0%         62.3
  Engineering services                             16.3          34.0             13.2          31.1
  Related party                                     2.9           7.3              3.2           6.6
  Other                                             0.1           0.0              0.6           0.0
                                                  -------------------            -------------------
      Total revenues                              100.0         100.0            100.0         100.0
                                                  -------------------            -------------------
Cost of revenues:
  Software license fees                            12.8          10.6             10.9           9.1
  Engineering services                             52.8          30.2             67.4          31.6
  Related party                                    96.6          30.5             83.0          37.1
  Other                                           165.0           0.0             17.9           0.0
                                                  -------------------            -------------------
      Total cost of revenues                       21.9          18.7             20.7          17.9
                                                  -------------------            -------------------
Gross margin                                       78.1          81.3             79.3          82.1
Operating expenses:
  Research and development                         24.9          20.8             25.0          20.9
  Sales and marketing                              28.0          28.7             25.7          29.3
  General and administrative                       17.3           8.0             12.7           8.2
                                                  -------------------            -------------------
      Total operating expenses                     70.2          57.6             63.4          58.4
                                                  -------------------            -------------------
Income from operations                              7.8          23.7             15.9          23.7
Other income                                        0.9           0.8              0.7           0.9
                                                  -------------------            -------------------
Income before provision for income taxes            8.7          24.6             16.3          24.6
Provision for income taxes                          2.9           8.6              5.4           8.6
                                                  -------------------            -------------------
Net income                                          5.8%         16.0%            10.9%         16.0%
                                                  ===================            ===================

Comparison of Three Months Ended July 31, 1997 and 1996

       Revenues. Revenues were $12,905,000 and $9,291,000 in the three months ended July 31, 1997 and 1996, respectively, an increase of approximately 39%. Software license fees increased to $10,414,000 from $5,454,000 or approximately 91%. This increase was primarily due to growth in software license fees for the Company's call avoidance product, System Wizard, as well as growth in software license fees in the Company's platform products group, most notably its BIOS and power management products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $3,082,000 and $250,000 in the three months ended July 31, 1997 and 1996, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. Included in the fixed royalties recognized in the three months ended July 31, 1997 and 1996 were $260,000 and $52,000, respectively, which resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the quarters ended October 31, 1997 and 1996.

       Engineering services decreased to $2,101,000 from $3,155,000, or approximately 33% due to the cancellation, in the fourth quarter of fiscal 1997, of the System Wizard development agreement with Digital Equipment Corporation. Related party revenues decreased to $375,000 from $682,000, or approximately 45%. Revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement") were $375,000 for both the three months ended July 31, 1997 and 1996, respectively. For the quarter ended July 31, 1997 the Company recorded no other revenues from Intel Corporation resulting in the decrease in related party revenue. At July 31, 1997, all of the revenue associated with this original Intel Agreement has been recognized and there is no additional revenue to be recorded from this agreement.

       Cost of Revenues. Cost of revenues was $2,831,000 and $1,736,000 in the three months ended July 31, 1997 and 1996, respectively. These numbers represent a year over year increase of $1,095,000 or 63%. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties due third parties and engineering costs, principally direct engineering compensation expenses, associated with engineering services revenue. Cost of revenues as a percentage of revenues increased to 22% from 19% in the three months ended July 31, 1997 and 1996, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 13% from 11%, respectively primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and capitalized development costs. The increase in royalties is due to the increased volume of System Wizard revenue. System Wizard revenue is subject to varying royalties payable to certain vendors for licensed technology on different product offerings within the System Wizard family. These royalties may effect the total gross margin realized by the Company in any particular reporting period depending upon the mix of the individual System Wizard products sold as well as the percentage of System Wizard revenue when compared to the Company's total revenue.

       Cost of engineering services increased as a percentage of engineering service revenues to 53% from 30% in the three months ended July 31, 1997 and 1996, respectively primarily due to increased staffing levels in the engineering department as well as the increased engineering effort required in the delivery of System Wizard technology. Cost of related party revenues as a percentage of related party revenues increased to 97% from 31%, due to a tapering out off the revenue associated with the Intel Agreement while the royalties due the related party has increased due to additional sales of System Wizard.

       Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,209,000 and $1,933,000, net of capitalized development costs of $160,000 and $652,000 in the three months ended July 31, 1997 and 1996, respectively. These results represent a year over year increase of $1,276,000 or 66%. As a percent of revenue, research and development expenses increased to 25% from 21%. The increase in expenses resulted primarily from staff additions to support the Company's new product development efforts and as a result of the purchase of Radish.

       Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $3,619,000 and $2,670,000 in the three months ended July 31, 1997 and 1996, respectively, an increase of approximately 36%. The increase was primarily due to staff additions and increased commissions due independent manufacturers' representatives. As a percent of revenue, sales and marketing expenses decreased to 28% from 29% due to the overall growth in revenue as compared to the growth in these expenses.

       General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $2,238,000 and $745,000 in the three months ended July 31, 1997 and 1996, respectively, an increase of approximately 200%. The increase was primarily due to a $663,000 increase in the provision for doubtful accounts over the same period last year as well as increased professional fees and additional staff hires. Due to these increases general and administrative expenses as a percentage of revenues increased to 17% from 8%.

       Provision for Income Taxes. Provision for income taxes was $369,000 and $802,000 in the three months ended July 31, 1997 and 1996, respectively. The provision for the three months ended July 31, 1997 represents 33% of pre-tax income as compared to 35% of pre-tax income for the three months ended July 31, 1996. This effective tax rate decrease is the result of the utilization of certain tax credits including the credit for research and experimentation costs.


Comparison of Six Months Ended July 31, 1997 and 1996

       Revenues. Revenues were $25,382,000 and $17,341,000 in the six months ended July 31, 1997 and 1996, respectively, an increase of approximately 46%. Software license fees increased to $21,073,000 from $10,809,000 or approximately 95%. This increase was primarily due to growth in software license fees for the Company's call avoidance product, System Wizard, as well as growth in the software license fees for the Company's BIOS, power management and PC Card products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $3,297,000 and $1,050,000 in the six months ended July 31, 1997 and 1996, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. The fixed royalties recognized in the six months ended July 31, 1997 and 1996, respectively, included $260,000 and $652,000 which resulted from renegotiated contract terms. Such revenue would have otherwise been recorded in the subsequent three fiscal quarters.

       Engineering services revenue decreased to $3,347,000 from $5,390,000 or approximately 38%. This decrease was due to a drop in engineering services revenue for all products; however the largest decrease was in System Wizard due to the cancellation in fiscal 1997 of the development agreement with Digital Equipment Corporation. Related party revenues decreased to $815,000 from $1,140,000 or approximately 29%. Revenues generated under the Intel Agreement were $750,000 for both the six months ended July 31, 1997 and 1996, respectively.

       Cost of Revenues. Cost of revenues was $5,263,000 and $3,107,000 in the six months ended July 31, 1997 and 1996, respectively. These numbers represent a year over year increase of $2,156,000 or 69%. Cost of revenues as a percentage of revenues increased to 21% from 18% in the six months ended July 31, 1997 and 1996, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 11% from 9% primarily due to increases in amortization of purchased software and software development costs and royalty expenses associated with System Wizard revenue. The increase in amortization expense in both absolute dollars and percentage of revenues was due to the increased asset balance in purchased software and software development costs and the commencement of amortization with new product releases. System Wizard revenue is subject to varying royalties payable to certain vendors for licensed technology on different product offerings within the System Wizard family.
These royalties may effect the total gross margin realized by the Company in any particular reporting period depending upon the mix of the individual System Wizard products sold as well as the percentage of System Wizard revenue when compared to the Company's total revenue.

       Cost of engineering services increased as a percentage of engineering service revenues to 67% from 32% in the six months ended July 31, 1997 and 1996, respectively. This increase was primarily the result of increased staffing levels and the additional engineering costs associated with the delivery of System Wizard. Cost of related party revenues as a percentage of related party revenues increased to 83% from 37%, due to a decrease in the related party revenue while the costs of related party revenue actually increased. This increase in related party costs is due to increased royalties due the related party for sales of System Wizard.

       Research and Development. Research and development expenses were $6,343,000 and $3,619,000, net of capitalized development costs of $340,000 and $1,203,000, in the six months ended July 31, 1997 and 1996, respectively, an increase of approximately 75%. As a percent of revenue, research and development expenses increased to 25% from 21%. The increase in expenses resulted primarily from staff additions to support the Company's new product development efforts and additions as a result of the purchase of Radish.

       Sales and Marketing. Sales and marketing expenses were $6,525,000 and $5,084,000 in the six months ended July 31, 1997 and 1996, respectively, an increase of approximately 28%. The percentage increase was primarily due to staff additions, increased costs of marketing programs and events, sales commissions resulting from the increased level of revenue and commissions due independent manufacturers' representatives. Sales and marketing expenses as a percentage of revenues decreased to 26% from 29% due to the substantial relative growth in revenues.

       General and Administrative. General and administrative expenses were $3,224,000 and $1,434,000 in the six months ended July 31, 1997 and 1996, respectively, an increase of approximately 125%. The increase was primarily due to a $655,000 increase in the provision for doubtful accounts over the same period last year as well as increased professional fees and additional staff hires. Due to these increases general and administrative expenses as a percentage of revenues increased to 13% from 8%.

       Provision for Income Taxes. Provision for income taxes was $1,363,000 and $1,490,000 for the six months ended July 31, 1997 and 1996, respectively. The provision for the six months ended July 31, 1997 represents 33% of pre-tax income as compared to 35% of pre-tax income for the six months ended July 31, 1996. This effective tax rate decrease is the result of the utilization of certain tax credits including the credit for research and experimentation costs.

LIQUIDITY AND CAPITAL RESOURCES

       During the six months ended July 31, 1997, the Company funded its operations primarily through its operating profits and through a private sale of its common stock. As of July 31, 1997, the Company had cash and cash equivalents and marketable securities of $12,449,000 and working capital of $34,692,000. The Company had a net increase of cash and cash equivalents and marketable securities of $540,000 for the six months ended July 31, 1997. The principal uses of cash for the six months ended July 31, 1997 were a $4,000,000 cash payment for a royalty agreement termination (see below), purchases of property and equipment of $2,226,000 and purchases of software of $2,350,000.

       In February 1997, the Company terminated its Software Development and License Agreement (the "Original Agreement") with Digital Equipment Corporation ("DEC)" whereby the Company provides DEC certain license privileges and guarantee payments of $6,750,000 in lieu of future royalties which would have been paid over the life of the System Wizard software products. The guaranteed payments include cash payments of $2,000,000 each in the first and second quarters of fiscal 1998 and $1,500,000 in the third fiscal quarter of 1998 for a total payment of $5,500,000. In addition a $1,250,000 receivable due the Company from DEC was offset in the first quarter. The Company has begun expensing these amounts based upon the royalty rates negotiated in the Original Agreement and expects the amounts to be substantially expensed by the end of fiscal 1999.

       During the six months ended July 31, 1997, the Company's financing activities have provided cash of $1,379,000 due to the exercise of stock options. In May 1997, the Company completed a private placement of its common stock whereby in exchange for 1,066,666 shares of stock the Company received gross proceeds of $8,000,000. Additionally, in August 1997, the Company finalized a revolving line of credit with a bank under which the Company may borrow up to the lesser of $7,000,000 or 85% of eligible accounts receivable, conditioned upon maintaining certain financial covenants, including specified levels of quarterly earnings, tangible net worth, working capital and liquidity. The line of credit also limits the Company's ability to pay dividends. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.


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

       The Company believes that future results of operations may fluctuate significantly based upon several factors including the timing of new product introductions, product mix, activities of competitors and the ability of the Company to penetrate new markets. The volume, timing and nature of new contracts could have a significant impact on operating results for a particular quarter and may result in unanticipated quarterly earnings, shortfalls or losses. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION

Item 2. - Changes in Securities

              On May 7, 1997, the Company completed a private placement (the "Placement") of 1,066,666 shares (the "Shares") of its Common Stock, $.01 par value per share, to Sykes Enterprises, Incorporated ("Sykes"), for gross proceeds to the Company of approximately $8,000,000. The offer and sale of the shares were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act in reliance upon information available to the Company as of May 7, 1997, including certain representations and warranties of the purchase of the Shares. The Shares were offered only to Sykes, an "accredited investor" as such term is defined in Rule 501(a)(3) of Regulation D.

Item 4. - Submission of Matters to a Vote of Security Holders

              At the Company's annual meeting of stockholders held June 25, 1997, the Company's stockholders took the following actions:

       (1) The Company's stockholders reelected Robert F. Angelo, Robert N. Goldman, W. Frank King, Ph.D. and David J. McNeff as directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified or until their earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1997 annual meeting. No other persons were nominated, or received votes, for election as directors of the Company at the 1996 Annual Meeting of stockholders. The following table sets forth each director elected at the Annual Meeting (with vote results):


                                                                      BROKER NON-
              NAME                    FOR       WITHHELD  ABSTENTIONS   VOTES
              ------------------------------------------------------------------
              Robert F. Angelo     19,537,601    816,935       0          0
              Robert N. Goldman    19,447,805    906,731       0          0
              W. Frank King        19,487,992    866,544       0          0
              David J. McNeff      19,504,523    850,013       0          0


       (2) The Company's stockholders approved and adopted an amendment to the Company's 1994 Omnibus Stock Plan (the "1994 Plan") to increase by 1,200,000 shares the number of shares available for issuance under the 1994 Plan from 4,000,000 to 5,200,000, by vote of 17,320,319 shares of common stock in favor, 1,273,407 shares opposed, 519,944 shares abstaining and 1,240,866 shares represented by broker non-votes.

   ITEM 6. -- Exhibits and Reports on Form 8-K

              (a)    EXHIBITS.

                     10.1 Loan Agreement dated August 27, 1997 by and between Silicon Valley Bank and the Company.


              (b)    REPORTS ON FORM 8-K:

                     The Company filed a current report on Form 8-K dated May 7, 1997 reporting the issuance of 1,066,666 shares of its common stock to Sykes Enterprises, Incorporated.

                     The Company filed a current report on Form 8-K dated August 21, 1997 reporting the issuance of the Company's press release announcing second quarter fiscal 1998 earnings results.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SYSTEMSOFT CORPORATION


September 15,  1997                   By: /s/ Robert F. Angelo
                                          --------------------------------------
                                          Robert F. Angelo
                                          President, Chief Executive Officer
                                          and Chairman of the Board


September 15, 1997                    By: /s/ Paul J. Pedevillano
                                          --------------------------------------
                                          Paul J. Pedevillano
                                          Sr. Vice President, Finance and
                                          Chief Financial Officer