Form 10-Q
period 1997-10-31
SYSTEMSOFT CORP
filed 1997-12-15
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the three months ended October 31, 1997 Commission File Number 0-24418

                             SYSTEMSOFT CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         04-3121799
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  1 INNOVATION DRIVE
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

                                 Yes  X   No
                                     ---     ---

Registrant had 26,635,929 shares of Common Stock, $.01 par value, outstanding at December 10, 1997.

                             SYSTEMSOFT CORPORATION

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1997


                                TABLE OF CONTENTS




                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          a)  Consolidated Balance Sheets as of October 31, 1997
              (Unaudited) and January 31, 1997                                3

          b)  Consolidated Statements of Operations for the three and nine
              months ended October 31, 1997 and 1996 (Unaudited)              4

          c)  Consolidated Statements of Cash Flows for the nine
              months ended October 31, 1997 and 1996 (Unaudited)              5

          d)  Notes to Consolidated Financial Statements (Unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

                             SYSTEMSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      October 31,     January 31,
                                                                          1997           1997
                                                                          ----           ----
                                                                      (unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                                          $  9,381,551    $ 10,807,691
   Restricted cash                                                            --         1,000,000
   Marketable securities                                                 2,994,734         101,507
   Accounts receivable, less allowance for doubtful
          accounts of  $1,814,066 and $917,915 as of October 31,
          1997 and January 31, 1997, respectively                       14,735,163      12,352,489
   Receivable from related party                                         1,225,125       1,466,015
   Prepaid royalties                                                     7,089,384            --
   Prepaid and other current assets                                      3,550,769       2,443,941
   Deferred income taxes                                                 2,528,079       2,528,079
                                                                      ------------    ------------
              Total current assets                                      41,504,805      30,699,722

Property and equipment, net                                              6,596,989       4,935,625
Purchased software, net                                                  5,940,220       3,747,032
Software development costs,  net                                         1,339,813       1,368,359
                                                                      ------------    ------------
              Total assets                                            $ 55,381,827    $ 40,750,738
                                                                      ============    ============


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  1,593,206    $  2,148,092
   Accrued expenses                                                      1,701,791       2,503,207
   Accrued royalties                                                     1,575,825          96,250
   Income taxes payable                                                    169,965         348,500
   Accrued commissions                                                     277,522          48,238
   Deferred revenue                                                        222,000            --
   Accrued compensation and benefits                                     1,388,692         450,218
                                                                      ------------    ------------
              Total current liabilities                                  6,929,001       5,594,505

Deferred income taxes                                                    1,642,141       1,642,141

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
        none issued and outstanding                                           --              --
   Common stock, $.01 par value; 90,000,000 shares authorized;
        26,534,620 and  25,146,061 shares issued  as of October 31,
        1997 and January 31, 1997, respectively                            265,684         251,460
   Additional paid-in capital                                           78,240,202      68,670,675
   Less treasury stock, at cost, 159,246 shares                           (427,187)       (427,187)
   Warrants                                                              3,770,939       3,770,939
   Accumulated deficit                                                 (35,038,953)    (38,751,795)
                                                                      ------------    ------------
              Total stockholders' equity                                46,810,685      33,514,092
                                                                      ------------    ------------
              Total liabilities and stockholders' equity              $ 55,381,827    $ 40,750,738
                                                                      ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

\                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended October 31,    Nine Months Ended October 31,
                                            ------------------------------    -----------------------------
                                                1997            1996              1997            1996
                                            ------------    ------------      ------------    ------------
Revenues:
     Software license fees                  $ 11,944,151    $  7,838,810      $ 33,017,171    $ 18,649,664
     Engineering services                      1,070,586       1,599,165         4,417,574       6,989,239
     Related party                               107,762         870,000           922,762       2,010,000
     Other                                       110,103            --             257,057            --
                                            ------------    ------------      ------------    ------------
            Total revenues                    13,232,602      10,307,975        38,614,564      27,648,903
                                            ------------    ------------      ------------    ------------

Cost of revenues:
     Software license fees                     1,602,356         865,703         3,906,500       1,846,156
     Engineering services                      1,466,104         915,531         3,721,887       2,619,120
     Related party                               617,090         313,975         1,293,571         736,554
     Other                                        76,590            --             102,887            --
                                            ------------    ------------      ------------    ------------
            Total cost of revenues             3,762,140       2,095,209         9,024,845       5,201,830
                                            ------------    ------------      ------------    ------------

Gross profit                                   9,470,462       8,212,766        29,589,719      22,447,073

Operating expenses:
     Research and development                  3,332,768       2,192,000         9,676,058       5,811,271
     Sales and marketing                       3,246,396       2,549,467         9,771,815       7,633,790
     General and administrative                1,845,495         947,894         5,069,985       2,381,908
                                            ------------    ------------      ------------    ------------
            Total operating expenses           8,424,659       5,689,361        24,517,858      15,826,969
                                            ------------    ------------      ------------    ------------

Income from operations                         1,045,803       2,523,405         5,071,861       6,620,104

Interest income                                   76,895         102,876           225,055         307,012
Interest expense                                 (27,669)           (156)          (71,906)           (416)
Foreign exchange gain (loss)                      85,554          (7,014)           87,575         (51,420)
                                            ------------    ------------      ------------    ------------
Income before provision for income taxes       1,180,583       2,619,111         5,312,585       6,875,280

Provision for income taxes                       236,117         916,689         1,599,743       2,406,348
                                            ------------    ------------      ------------    ------------

Net income                                  $    944,466    $  1,702,422      $  3,712,842    $  4,468,932
                                            ============    ============      ============    ============


Net income per common share                 $       0.04    $       0.07      $       0.14    $       0.18
                                            ============    ============      ============    ============

Weighted average number of common and
     common equivalent shares outstanding     26,718,588      25,486,372        26,907,978      24,560,770
                                            ============    ============      ============    ============


The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended October 31,
                                                                    -----------------------------
                                                                         1997          1996
                                                                        ------        ------
Cash flows from operating activities:
     Net income                                                     $  3,712,842    $ 4,468,932
Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization                                     4,207,761      2,199,542
     Provision for doubtful accounts                                   1,420,374        535,547
     Tax benefit of disqualifying dispositions of stock options          311,875      1,034,411
     Changes in operating assets and liabilities:
          Accounts receivable                                         (6,815,142)    (6,057,580)
          Receivable from related party                                 (923,190)    (1,419,800)
          Prepaid royalties                                           (5,839,384)          --
          Prepaid and other current assets                              (190,735)    (1,161,668)
          Accounts payable                                              (554,886)     1,002,187
          Accrued expenses                                              (841,416)     1,181,627
          Income taxes payable                                          (178,535)     1,001,404
          Accrued commissions                                            301,904        409,639
          Accrued compensation and benefits                              938,474        (30,608)
          Deferred revenue                                               222,000           --
          Accrued royalties                                            2,643,655           --
                                                                    ------------    -----------
              Net cash provided by (used in) operating activities     (1,584,403)     3,163,633
                                                                    ------------    -----------

Cash flows from investing activities:
     Purchase of marketable securities, net                           (2,893,227)        77,592
     Purchases of property and equipment                              (3,094,294)    (2,569,318)
     Purchased software costs                                         (3,615,431)    (1,649,585)
     Software development costs                                         (510,667)    (1,974,342)
                                                                    ------------    -----------
              Net cash used in investing activities                  (10,113,619)    (6,115,653)
                                                                    ------------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                           1,540,881      4,059,695
     Net proceeds from common stock private placement                  7,982,500           --
                                                                    ------------    -----------
              Net cash provided by financing activities                9,523,381      4,059,695
                                                                    ------------    -----------

Net decrease in cash and cash equivalents                             (2,174,641)     1,107,675

Effect of foreign currency on cash                                      (251,499)          --

Cash and cash equivalents at beginning of period                      11,807,691      7,406,039
                                                                    ------------    -----------

Cash and cash equivalents at end of period                          $  9,381,551    $ 8,513,714
                                                                    ============    ===========



The accompanying notes are an integral part of the consolidated financial statements.

SYSTEMSOFT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Consolidated Financial Statements

         The accompanying consolidated financial statements of SystemSoft Corporation ("the Company") as of October 31, 1997 and for the three and nine months ended October 31, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation thereof. These financial statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K, SEC File No. 0-24418, filed on May 1, 1997. The results of operations for the three and nine month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the full year or for any future period. Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

2.    INCOME PER COMMON SHARE

         Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options converted using the modified treasury stock method and are included in the calculation only if dilutive.

3.    INCOME TAXES

         The components of the provision for income taxes include federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The major difference between the actual provision for income taxes and the statutory federal income tax rates for the three and nine months ended October 31, 1997 and 1996 is the utilization of certain tax credits.

4.    STOCK DIVIDEND

         The Company issued a 2:1 stock split in the form of a stock dividend on July 17, 1996. All amounts and per share data has been retroactively adjusted for the earliest period presented.

5.    PRIVATE PLACEMENT OF COMMON STOCK

         In May 1997, the Company completed a private placement (the "Placement") of 1,066,666 shares (the "Shares") of its Common Stock, $.01 par value per share, to Sykes Enterprises, Incorporated ("Sykes"), for gross proceeds to the Company of approximately $8,000,000.

6.    LINE OF CREDIT

         In August, 1997, the Company entered into a one-year revolving line of credit with a bank under which the Company may borrow the lesser of $7,000,000 or 85% of eligible accounts receivable. In order to access the line, the Company is required to maintain certain financial covenants and interest is payable on any outstanding advances at the then current Prime Rate. At October 31, 1997 the Company had no borrowings outstanding under the line of credit.

                             SYSTEMSOFT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended October 31, 1997 and 1996. The Company designs, develops, markets, licenses and supports to the personal computer industry call-avoidance software and system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                           Three Months Ended October 31,  Nine Months Ended October 31,
                                           -------------------------------------------------------------

                                              1997           1996            1997          1996
                                              ----           ----            ----          ----
Revenues:
    Software license fees                     90.3%          76.0%           85.5%         67.4%
    Engineering services                       8.1           15.6            11.4          25.3
    Related party                              0.8            8.4             2.4           7.3
    Other                                      0.8            0.0             0.7           0.0
                                           -----------------------------   -----------------------------
           Total revenues                    100.0          100.0           100.0         100.0
                                           -----------------------------   -----------------------------
Cost of revenues:
    Software license fees                      13.4          11.0            11.8           9.9
    Engineering services                      136.9          57.3            84.3          37.5
    Related party                             572.6          36.1           140.2          36.6
    Other                                      69.6           0.0            40.0           0.0
                                           -----------------------------   -----------------------------
           Total cost of revenues              28.4          20.3            23.4          18.8
                                           -----------------------------   -----------------------------
Gross margin                                   71.6          79.7            76.6          81.2
Operating expenses:
    Research and development                   25.2          21.3            25.1          21.1
    Sales and marketing                        24.5          24.7            25.3          27.6
    General and administrative                 13.9           9.2            13.1           8.6
                                           -----------------------------   -----------------------------
           Total operating expenses            63.6          55.2            63.5          57.3
                                           -----------------------------   -----------------------------
Income from operations                          7.9          24.5            13.1          23.9
Other income                                    1.0           0.9             0.6           1.0
                                           -------------------------------------------------------------
Income before provision for income taxes        8.9          25.4            13.7          24.9
Provision for income taxes                      1.8           8.9             4.1           8.7
                                           -----------------------------   -----------------------------
Net income                                      7.3%         16.5%            9.6%         16.2%
                                           =============================   =============================

Comparison of Three Months Ended October 31, 1997 and 1996

         Revenues. Revenues were $13,233,000 and $10,308,000 in the three months ended October 31, 1997 and 1996, respectively, an increase of approximately 28%. Software license fees increased to $11,944,000 from $7,839,000 or approximately 52%. This increase was primarily due to growth in software license fees for the Company's call avoidance product, SystemWizard, as well as growth in software license fees for the Company's system-level platform products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $2,635,000 and $1,100,000 in the three months ended October 31, 1997 and 1996, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. In the three months ended October 31, 1997 and 1996 no revenue was recognized which resulted from renegotiated contract terms.

         Revenues from engineering services decreased to $1,071,000 from $1,599,000 in the three months ended October 31, 1997 and 1996, respectively, or approximately 33% due primarily to the cancellation, in the fourth quarter of fiscal 1997, of the SystemWizard development agreement with Digital Equipment Corporation. Related party revenues decreased to $108,000 from $870,000, or approximately 88%. Included in related party revenues were revenues generated under the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement"). Revenues under the Intel Agreement were $0 and $750,000 for the three months ended October 31, 1997 and 1996, respectively. The Intel Agreement expired on July 31, 1997 and no additional revenue will be recorded from this agreement.

         Cost of Revenues. Cost of revenues was $3,762,000 and $2,095,000 in the three months ended October 31, 1997 and 1996, respectively. These numbers represent a period over period increase of $1,667,000 or 80%. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties due third parties and engineering costs, principally direct engineering compensation expenses, associated with engineering services revenue. Cost of revenues as a percentage of revenues increased to 28% from 20% in the three months ended October 31, 1997 and 1996, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 13% from 11%, respectively, primarily due to increases in royalties and amortization of purchased software and software development costs. The increase in amortization expense in both absolute dollars and percentage of revenues was due to increases in purchased software and capitalized development costs. The increase in royalties is due to the increased volume of SystemWizard revenue. SystemWizard revenue is subject to varying royalties payable to certain vendors for licensed technology on different product offerings within the SystemWizard family. These royalties may effect the total gross margin realized by the Company in any particular reporting period depending upon the mix of the individual SystemWizard products sold as well as the percentage of SystemWizard revenue when compared to the Company's total revenue.

         Cost of engineering services increased as a percentage of engineering service revenues to 137% from 57% in the three months ended October 31, 1997 and 1996, respectively primarily due to increased staffing levels in the engineering department as well as the increased engineering effort required in the implementation of SystemWizard technology. Cost of related party revenues as a percentage of related party revenues increased to 573% from 36%, due to the completion of revenue recognition associated with the Intel Agreement while the royalties due the related party under the Intel Agreement on sales of the Company's PC Card software and SystemWizard is continuing.

         Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,333,000 and $2,192,000, net of capitalized development costs of $171,000 and $771,000 in the three months ended October 31, 1997 and 1996, respectively. These results represent a period over period increase of $1,141,000 or 52%. As a percent of revenue, research and development expenses increased to 25% from 21%. The increase in expenses resulted primarily from payroll, benefits and related recruiting costs of staff additions from the purchase of Radish and to support the Company's new product development efforts.

         Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $3,246,000 and $2,549,000 in the three months ended October 31, 1997 and 1996, respectively, an increase of $697,000 or approximately 27%. The increase was primarily due to staff additions and related personnel expenses as well as increased product marketing expenses. As a percent of revenue, sales and marketing expenses were 25% in the three months ended October 31, 1997 and 1996.

         General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $1,845,000 and $948,000 in the three months ended October 31, 1997 and 1996, respectively, an increase of approximately 95%. The increase was primarily due to increases in the provision for doubtful accounts and additional staff hires. Also, the Company incurred moving costs associated with the September 1997 relocation of its corporate headquarters. As a percent of revenue general and administrative expenses increased to 14% from 9%.

         Provision for Income Taxes. Provision for income taxes was $236,000 and $917,000 in the three months ended October 31, 1997 and 1996, respectively. The provision for the three months ended October 31, 1997 represents 20% of pre-tax income as compared to 35% of pre-tax income for the three months ended October 31, 1996. In the quarter ended October 31, 1997 the Company reduced its annual effective tax rate to 30% from 33%. The Company had been providing for taxes at a 33% rate in its previous two fiscal quarters and thus recorded the 20% rate in the quarter ended October 31, 1997 to reach an annual provision of 30% of pre-tax income. This effective tax rate decrease is the result of the utilization of certain tax credits including the credit for research and experimentation costs.

Comparison of Nine Months Ended October 31, 1997 and 1996

         Revenues. Revenues were $38,615,000 and $27,649,000 in the nine months ended October 31, 1997 and 1996, respectively, an increase of approximately 40%. Software license fees increased to $33,017,000 from $18,650,000 or approximately 77%. This increase was primarily due to growth in software license fees for the Company's call avoidance product, SystemWizard, as well as growth in the software license fees for the Company's system-level platform products. Certain contracts include fixed royalty fees for various time periods in lieu of royalties on a per unit basis. Revenues attributable to such fees, which are included in software license fees, were $5,932,000 and $2,150,000 in the nine months ended October 31, 1997 and 1996, respectively. Although such contracts provide for fixed payments to be made at specified time periods, the timing or amount of such payments may be renegotiated as a matter of business practice. The fixed royalties recognized from renegotiated contracts were $260,000 and $452,000 in the nine months ended October 31, 1997 and 1996, respectively.
Such revenue would have otherwise been recorded in subsequent fiscal quarters.

         Engineering services revenue decreased to $4,418,000 from $6,989,000 or approximately 37%. This decrease was due to a drop in engineering services revenue for all products; however the largest decrease was in SystemWizard due to the cancellation in fiscal 1997 of the development agreement with Digital Equipment Corporation. Related party revenues decreased to $923,000 from $2,010,000 or approximately 54%. Revenues generated under the Intel Agreement were $750,000 and $1,500,000 for the nine months ended October 31, 1997 and 1996, respectively. The Intel Agreement expired on July 31, 1997 and no additional revenue will be recorded from this agreement.

         Cost of Revenues. Cost of revenues was $9,025,000 and $5,202,000 in the nine months ended October 31, 1997 and 1996, respectively. These numbers represent a period over period increase of $3,823,000 or 73%. Cost of revenues as a percentage of revenues increased to 23% from 19% in the nine months ended October 31, 1997 and 1996, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 12% from 10% primarily due to increases in amortization of purchased software and royalty expenses associated with SystemWizard revenue. The increase in amortization expense in both absolute dollars and percentage of revenues was due to the increased asset balance in purchased software and the commencement of amortization with new product releases. SystemWizard revenue is subject to varying royalties payable to certain vendors for licensed technology on different product offerings within the SystemWizard family. These royalties may effect the total gross margin realized by the Company in any particular reporting period depending upon the mix of the individual SystemWizard products sold as well as the percentage of SystemWizard revenue when compared to the Company's total revenue.

         Cost of engineering services increased as a percentage of engineering service revenues to 84% from 38% in the nine months ended October 31, 1997 and 1996, respectively. This increase was primarily the result of increased staffing levels and the additional engineering costs associated with the delivery of SystemWizard. Cost of related party revenues as a percentage of related party revenues increased to 140% from 37%, due to an overall decrease in the amount of revenue recognized accompanied by an increase related party cost of sales. This increase in related party costs is due to increased royalties due Intel for sales of SystemWizard.

         Research and Development. Research and development expenses were $9,676,000 and $5,811,000, net of capitalized development costs of $511,000 and $1,974,000 in the nine months ended October 31, 1997 and 1996, respectively, an increase of approximately 67%. As a percent of revenue, research and development expenses increased to 25% from 21%. The increase in expenses resulted primarily from staff additions as a result of the purchase of Radish and staff additions to support the Company's new product development efforts.

         Sales and Marketing. Sales and marketing expenses were $9,772,000 and $7,634,000 in the nine months ended October 31, 1997 and 1996, respectively, an increase of approximately 28%. The percentage increase was primarily due to staff additions, increased costs of marketing programs and events, sales commissions resulting from the increased level of revenue and increased travel expenses. Sales and marketing expenses as a percentage of revenues decreased to 25% from 28% due to the substantial relative growth in revenues.

         General and Administrative. General and administrative expenses were $5,070,000 and $2,382,000 in the nine months ended October 31, 1997 and 1996, respectively, an increase of approximately 113%. The increase was primarily due to an increase in the provision for doubtful accounts over the same period last year as well as increased professional fees and additional staff hires. Due to these increases general and administrative expenses as a percentage of revenue increased to 13% from 9%.

         Provision for Income Taxes. Provision for income taxes was $1,600,000 and $2,406,000 for the nine months ended October 31, 1997 and 1996, respectively. The provision for the nine months ended October 31, 1997 represents 30% of pre-tax income as compared to 35% of pre-tax income for the nine months ended October 31, 1996. This effective tax rate decrease is the result of the utilization of certain tax credits including the credit for research and experimentation costs.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended October 31, 1997, the Company funded its operations primarily through its operating profits and through a private sale of its common stock. As of October 31, 1997, the Company had cash and cash equivalents and marketable securities of $12,376,000 and working capital of $34,576,000. The Company had a net increase of cash and cash equivalents and marketable securities of $467,000 for the nine months ended October 31, 1997. The principal uses of cash for the nine months ended October 31, 1997 were a $4,000,000 cash payment for a royalty agreement termination (see below), purchases of property and equipment of $3,094,000 and purchases of software of $3,615,000.

         In February 1997, the Company terminated its Software Development and License Agreement (the "Original Agreement") with Digital Equipment Corporation ("DEC") whereby the Company agreed to provide DEC certain license privileges and guarantee payments of $6,750,000 in lieu of future royalties which would have been paid over the life of the

System Wizard software products. The guaranteed payments include cash payments of $5,500,000 of which $4,000,000 has heretofore been made by the Company. In addition a $1,250,000 receivable due the Company from DEC was offset in the first quarter. The Company has begun expensing these amounts based upon the royalty rates negotiated in the Original Agreement and expects the amounts to be substantially expensed by the end of fiscal 1999.

     During the nine months ended October 31, 1997, the Company's financing activities have provided cash of $1,541,000 due to the exercise of stock options. In May 1997, the Company completed a private placement of its common stock whereby the Company sold 1,066,666 shares of stock and the Company received gross proceeds of $8,000,000. Additionally, in September 1997, the Company finalized a revolving line of credit with a bank under which the Company may borrow up to the lesser of $7,000,000 or 85% of eligible accounts receivable, conditioned upon maintaining certain financial covenants, including specified levels of quarterly earnings, tangible net worth, working capital and liquidity. At October 31, 1997 the Company had no borrowings outstanding under the line of credit. The line of credit also limits the Company's ability to pay dividends. The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the next twelve months. To date, inflation has not had a material impact on the Company's financial results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning sufficiency of funds for the Company's working capital and capital expenditures) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings including its annual report on Form 10-K for the period ended January 31, 1997 filed on May 1, 1997.

     The Company's future operating results are subject to substantial risks and uncertainties. Revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. The market for the Company's system-level and call-avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition.

         The Company believes that future results of operations may fluctuate significantly based upon several factors including the timing of new product introductions, product mix, utilization of pilot programs of SystemWizard, changes in level of operating expenses, gain or loss of significant customers, personnel changes, activities of competitors, the ability of the Company to penetrate new markets and changes in general economic conditions in general and in the Company's industry. SystemWizard revenue is subject to varying royalties payable to certain vendors for licensed technology on different product offerings within the SystemWizard family. These royalties may effect the total gross margin realized by the Company in any particular reporting period depending upon the mix of the individual SystemWizard products sold as well as the percentage of SystemWizard revenue when compared to the Company's total revenue. The volume, timing and nature of new contracts could have a significant impact on operating results for a particular quarter and may result in unanticipated quarterly earnings, shortfalls or losses. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.

PART II.  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

        (a)   Exhibits.

                Executed lease dated December 20, 1996 between the Company and DIV Natick, LLC for the Company's new corporate headquarters inhabited by the Company on September 27, 1997.

                EX-27 Financial Data Schedule - (For SEC EDGAR filing only; intentionally omitted).

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

                             SYSTEMSOFT CORPORATION


December 10,  1997                 By: /s/ Robert F. Angelo
                                      -----------------------------------------
                                   Robert F. Angelo
                                   Chief Executive Officer and Chairman of the
                                   Board


December 10, 1997                  By: /s/ Paul J. Pedevillano
                                      -----------------------------------------
                                   Paul J. Pedevillano
                                   Sr. Vice President, Finance and
                                   Chief Financial Officer