Form 10-K
period 1998-01-31
SYSTEMSOFT CORP
filed 1998-05-01
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1998
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       ONE INNOVATION DRIVE
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

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 27, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $106,777,228.

At April 27, 1998, 26,856,301 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) SPECIFICALLY IDENTIFIED PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JANUARY 31, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV OF THIS FORM 10-K AND ARE FILED AS AN EXHIBIT HERETO.

(2) SPECIFICALLY IDENTIFIED PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT IN CONNECTION WITH THE COMPANY'S 1998 ANNUAL MEETING OF STOCKHOLDERS, WHICH IS CURRENTLY EXPECTED TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF JANUARY 31, 1998, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     PART 1

ITEM 1.           BUSINESS

CAUTIONARY STATEMENT

         When used anywhere in this Form 10-K and in future filings by SystemSoft Corporation ("SystemSoft," the "Company," or "the Registrant") with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "it is believed," "estimated," "projected," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the various risk factors described under the caption "Risk Factors" of this Item 1 could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to such future periods.

GENERAL

         The Company designs, develops, markets, and supports a variety of system-level software technologies and automated problem resolution/troubleshooting and technical support applications for personal computers ("PCs"), including desktop computers and mobile computers (comprised of laptop, notebook and subnotebook computers). The Company is a Delaware Corporation incorporated in 1990.

         System-level software is the enabling layer of software in the PC architecture between the PC's hardware and the operating system. The Company's major products in this market segment include a family of Basic Input/Output System ("BIOS") firmware and software, Advanced Configuration and Power Interface ("ACPI") firmware and software, and power-management software that are primarily marketed to manufacturers of mobile computers.

         Automated problem-resolution/troubleshooting and technical support applications provide PC users with faster, simpler solutions to common technical support problems associated with PC usage and lower the total cost of ownership while simultaneously easing the manufacturer's burden of providing telephone assistance to the user. The Company actively markets these solutions to PC manufacturers and software and peripheral makers.


PRODUCTS

         SystemSoft, CardSoft and CardWizard are registered trademarks and SystemWizard, PowerProfiler, ACPI Builder are trademarks of SystemSoft Corporation. Microsoft and Windows are registered trademarks of Microsoft Corporation. All other trademarks, registered trademarks or tradenames are the property of their respective holders.

MARKET BACKGROUND: SYSTEM-LEVEL SOFTWARE

         Since their introduction in 1981, personal computers based on Intel Corporation ("Intel") processor hardware and Microsoft Corporation ("Microsoft") operating systems have grown to dominate the market. There are four basic technologies in the architecture of these PCs: application software, operating system software, system-level software and hardware.

         o APPLICATION SOFTWARE is the software that performs end-user tasks, such as word processing and data analysis. Microsoft Word, Lotus Notes, and Intuit Quicken are examples of widely used application programs.

         o OPERATING SYSTEM SOFTWARE allows PC hardware to control the sequencing and processing of applications and respond to a PC user's commands, such as storing data, displaying data, and running an application program. Microsoft's Windows 95/98 and Windows NT are the dominant operating systems in the market for Intel-based PCs.

         o SYSTEM-LEVEL SOFTWARE is a necessary component in every PC. It enables the PC's operating system to recognize, configure, and communicate with the hardware and peripherals (such as printers or scanners).

         o PC HARDWARE consists of microprocessors, also known as central processing units ("CPUs"), CPU-support chipsets, memory, input-output devices (such as monitors and keyboards) and various other peripheral devices (such as printers, modems and CD-ROM drives). Intel's family of Pentium processors are the leading CPUs in the PC market.

         Mobile computers have given end users additional flexibility in how, where, and when they work. Greater numbers of business professionals are using mobile PCs. Mobile computers, however, have historically had limitations in functionality because size and weight considerations have constrained memory capacity and restricted use of peripherals. Mobile computers had been functionally restricted to whatever Original Equipment Manufacturers ("OEMs") could fit on their main circuit board or "motherboard." The number and variety of peripherals, including faxes, modems, CD-ROM drives and printers, have grown with the overall PC market. However, mobile computers have a limited number of external adapters or "ports" to add on peripheral devices. Moreover, even sophisticated users of mobile and desktop PCs have difficulty installing and using these enhancements since the computer operating system must be reconfigured to eliminate internal conflicts.

         Another limitation for mobile computers is battery life. Each new generation of CPUs typically consumes more power, and the use of peripherals demands additional power as well, taxing battery capacity. Accordingly, sophisticated power management has become critical to the design of all mobile devices to permit longer use between battery charging.

         Over the life of the PC market, several technologies and initiatives have emerged that address some of these limitations by enhancing the functionality and flexibility of both desktop and mobile PCs. These technologies include:

         o BIOS SOFTWARE - BIOS software enables PC hardware components to accept commands from and deliver commands to the computer's operating system software. The Company's BIOS software enables OEMs to support the Intel and Intel-compatible standard and helps PC OEMs achieve compatibility with Microsoft operating systems.

         o ADVANCED CONFIGURATION AND POWER INTERFACE (ACPI) - ACPI is a new layer in the system-software level that enables the operating system to directly control configuration of devices and manage power consumption directly, raising certain functions that were previously controlled by the BIOS to the operating system level. The ACPI specification, developed by Intel, Microsoft and Toshiba America Information Systems Inc., allows the PC operating system to monitor and control system configuration and power management. ACPI is a requirement for Microsoft's PC97 and PC98 designs, and is a key element of Microsoft's OnNow and Simply Interactive PC
              (SIPC) Initiatives.

         o HOT DOCKING - Users are increasingly seeking to use their mobile computers as a single, complete replacement for the desktop computer, enabling them to use a single machine for office or traveling use. This has led to a growing requirement for users to insert and remove their powered-up notebook from a "docking station" that resides on the desktop. Through a single slide-in docking port, a docking station provides instant connection to all of the conveniences of desktop computing, including larger keyboard, full-size monitor, network connection, and a mouse, among others.

         o POWER MANAGEMENT - Early mobile computers derived their power solely by plugging into an AC power source. Today, mobile computers can also run on battery-only power as well, improving their versatility and ease-of-use. The power requirements of these computers, however, have increased with the use of more powerful CPUs and a larger number of power-consumptive peripheral devices. Accordingly, sophisticated power management has become critical to the design of mobile computers and other computerized devices to permit longer use between battery charging. Power management software reduces power consumption by monitoring a computer's operating system and hardware for idle states, stopping or slowing a CPU's clock after a predetermined period of inactivity, suspending or powering down system components, and turning off all unnecessary system components and operations while saving all system information to appropriate memory. Power management systems have been particularly important for mobile systems to extend battery life and to reduce heat generation by powerful CPUs.

COMPANY PRODUCTS: SYSTEM-LEVEL SOFTWARE

     o MOBILEPRO BIOS - The Company markets MobilePro BIOS, a modular Basic Input/Output System software/firmware suite that supports the latest desktop and mobile computing standards and platforms. Leading PC vendors that shipped SystemSoft's BIOS software in fiscal 1998 include Acer Inc., Canon Inc., Compaq Computer Corporation, Digital Equipment Corporation, Hitachi Ltd., Hewlett-Packard Company and NEC Corporation. MobilePro is the foundation of SystemSoft's system-level software suite, which extends to value added firmware layers for Peripheral Component Interconnect (PCI), Plug and Play, Hot Docking, Power Management, DMI, USB and ACPI support, as well as easily customizable system control utilities to enable more technically advanced designs. SystemSoft's BIOS products are designed around a modular core with customizable source code that allows system engineers to easily implement OEM-specific features into the software. The modularity of the Company's BIOS software enables the Company to quickly respond to changes in the hardware design provided by each PC manufacturer because typically these changes, such as adding a new CPU, may only require modifications to a particular module of the Company's BIOS software.

     o ACPI ROM AND ACPI BUILDER - The Company has developed a BIOS-independent ACPI firmware solution that provides OEMs with fully compliant ACPI 1.0 support for their PCs. ACPI support is part of the PC97 specification and is now a requirement for PCs that wish to carry Microsoft logo certification. In addition, the Company has also created ACPI Builder which simplifies and speeds the development of OEM customizations of their ACPI firmware implementation.

     o KEYPRO KEYBOARD FIRMWARE - SystemSoft's KeyPro family of keyboard controller and scanner firmware is compatible with the industry-standard 8042 interface and enables PC manufacturers to implement keyboard designs based on popular controllers.

     o POWERPROFILER - PowerProfiler is SystemSoft's solution for managing mobile computer power consumption. It includes system-level software and an end-user application for configuring various power management options and displaying battery-power status, and a Windows NT Advanced Power Management (APM) compliant 1.2 kernel that adds power management to Windows NT. The Company's power management software for mobile computers supports Intel and Intel-compatible CPUs and provides support for DOS, Windows, OS/2, and Windows NT operating systems. The Company believes that its PowerProfiler software is well positioned to add value in the Windows NT 4.0 market, since NT does not offer a high level of power management for mobile PC users. In the past fiscal year, the Company began licensing PowerProfiler from its Web site directly to mobile PC users who have upgraded to Windows NT 4.0 and are seeking a greater level of power management.

MARKET BACKGROUND: PC CARD SOFTWARE

         The PC Card standard is an industry standard set by the Personal Computer Memory Card International Association (PCMCIA) that enables PCs and other electronic devices to automatically recognize, install and configure peripherals (i.e., modems, flash memory and network cards) incorporated in credit card-sized PC Cards. PC Card software provides both a connectivity layer that facilitates the addition, configuration and use of peripheral devices, and a hardware adaptation layer that comprises the communication link between a PC's operating system software and hardware. Each new version of hardware or operating system software generally requires new system-level software.

         The purpose of PC Cards was to create a standard for sockets and credit card-sized cards containing memory and peripheral devices that take up less room and are easily inserted by a user into a mobile computer or electronic device without the traditional complexities and frustrations of installation. PC Card technology provides expanded memory and increased flexibility and functionality, not by changing the computer's motherboard or by installing separate peripheral circuit boards internally, but rather by inserting credit card-sized PC Cards into sockets built into the mobile computer. PCMCIA has issued standards for buses, connectors, silicon chips and software to make PC Cards easy to use in IBM and IBM-compatible computers. PC Card sockets are currently being offered as standard equipment by most mobile computer manufacturers.

         Newer versions of Windows 95 and the forthcoming release of Windows 98 have incorporated larger portions of system-level software to facilitate the use of PC Cards. However, usability and functionality gaps still exist in operating system support for Flash memory, SRAM and network PC Cards. In addition, Windows NT 4.0 offers very limited support for PC Card usage.

COMPANY PRODUCTS: PC CARD SOFTWARE

     o CARDWIZARD - SystemSoft's CardWizard family of PC Card software for Microsoft Windows 95/98 and Windows NT 4.0 consists of both system-level software that provides card and socket services for implementing PC Cards in PCs and an end-user application that simplifies the installation, configuration, and usage of PC Cards. SystemSoft is the worldwide leader for PC Card Software, licensing software to 17 of the top 20 notebook PC vendors worldwide. The CardWizard end-user application enables users to automatically diagnose and troubleshoot PC Card configuration problems, resolve resource conflicts, receive notification of PC Card activities and launch applications upon card insertion. In particular, the Company believes that it is well positioned to capitalize on the Windows NT
          4.0 market opportunity. CardWizard for Windows NT 4.0 supports more than 470 PC Cards - many of which are unsupported solely by Windows NT
          4.0. CardWizard for Windows NT 4.0 is certified under Microsoft's Designed for Windows logo program. In the most recent fiscal year, the Company began selling CardWizard NT 4.0 from its Web site directly to PC users who have notebook PCs that they are upgrading to Windows NT
          4.0 and who need the added PC Card support to which they've been accustomed. The product is currently licensed by more than 25 notebook PC OEMs including Toshiba, NEC, and IBM and is shipping on 35 new systems.

MARKET BACKGROUND: AUTOMATED SOLUTIONS FOR TECHNICAL SUPPORT PROBLEM RESOLUTION

         Computer and peripheral manufacturers continue to face significant costs associated with providing telephone technical support to their customers. Increasing complexity in all areas of the PC architecture - from applications and operating systems to power-management and peripheral usage - and an increasingly novice base of customers have combined to drive up both the volume and length of technical support calls, as well as its associated costs. According to Dataquest 1996, estimates for providing this assistance approximate $4 billion annually.

         Automated problem-resolution technologies provide a series of automated and computer-assisted techniques for resolving technical support problems through expert diagnosis engines, knowledge bases and automated instrumentation. The goal of these technologies is to reduce the number of calls to support manufacturers, or - at minimum - reduce the length of such calls.

         In the consumer PC market, PC price levels continue to drop dramatically. The Company believes that this dynamic increases the potential need for technology such as SystemWizard. So-called "Sub-$1,000" PCs are a fast-growing segment of the market, opening up PC purchases to an increasing number of less-experienced users. This decrease in PC price has also negatively impacted profit margins. This is further motivating OEMs to find automated support solutions.

         Among mobile PC users, the emphasis is on ensuring usability and smooth operation regardless of where in the world the user may be. Mobile professionals require top-quality support since downtime is costly to them. The Company believes that sophisticated product offerings that increase PC usability for mobile professionals will be an important factor in this market.

         In the larger corporate PC market - for desktops and mobile PCs, corporate IT managers face renewed concerns regarding stringent management of the so-called "total cost of ownership" or TCO. The Company believes that solutions that reduce burdens on corporate support centers and MIS help desks will be an important market factor.


COMPANY PRODUCTS: AUTOMATED SOLUTIONS FOR TECHNICAL SUPPORT PROBLEM RESOLUTION

     o SYSTEMWIZARD - SystemWizard is the Company's end-to-end solution that automatically detects, diagnoses, and resolves many problems with PCs and peripherals by: resolving problems immediately on the PC; integrating with remote up-to-date Knowledge Bases; and providing support engineers with tools to reduce call lengths and rapidly distribute new solutions. The Company has invested heavily to address the entire problem-resolution cycle through Internet-based extensibility, improved call-processing efficiency, and a dynamic architecture for gathering and publishing support knowledge. The key components include:

               o SYSTEMWIZARD CLIENT FOR CALL AVOIDANCE - SystemWizard Client solves problems on-the-spot through a diagnosis engine and local Knowledge Base on the user's PC. SystemWizard Client targets to solve as many as 20 percent of common problems without a call. In the last fiscal year, SystemSoft released a version of SystemWizard Client for mobile PC platforms.

               o SYSTEMWIZARD SERVER FOR CALL DEFLECTION - SystemWizard can connect to remote SystemWizard Servers to obtain newer Knowledge Bases. This is an automated process requiring no live OEM support intervention. This typically targets an additional 10 percent of problems.

               o SYSTEMWIZARD TECHNICIAN FOR CALL EFFICIENCY - In the event a solution is not contained on the SystemWizard Server, SystemWizard can connect the user to a support technician and provide that technician with a "trouble ticket" of system information that speeds the resolution process. SystemWizard Technician also enables the support representative - on the same call and on the same phone line - to examine the user's PC online, check configurations and make appropriate changes. This step typically reduces the duration of simple calls by 10-15 percent.

               o SYSTEMWIZARD BUILDER FOR CALL RESOLUTION - SystemWizard Builder enables support technicians to create automated solutions for new problems and publish them on SystemWizard Servers for future automated resolution without intervention from the technician.

     o SYSTEMALERT - In the last year, SystemSoft released SystemAlert, a new OEM application, under license from a third party, for protecting the OEM configuration of critical system files, settings and configurations from damage or accidental corruption.

     o SYSTEMTRAINER - SystemSoft also released a new series of online multimedia tutorials for novice users under license from the same third party. OEMs can choose from more than 40 animated lessons that are targeted at helping users through the first several weeks of PC ownership, when learning curves are steepest.


MARKET BACKGROUND: UNIVERSAL SERIAL BUS

         The Universal Serial Bus ("USB") standard is designed to bring new levels of usability for desktop computer users. Through identical connectors consolidated into a single port, intrinsic power management and hot-swappability, USB brings "plug-and-play" ease to desktop peripherals that connect to the outside of the PC-monitors, scanners, keyboards, mice, modems and PBX interfaces, among others. This new standard supports up to 127 distinct devices that roll-up through hub devices to consolidate into a single port on the PC through standard, small connectors (flat, 4-pin) and thin cables for each device - no more unwieldy, thick cables with large, difficult connectors. USB lets users plug and unplug devices without powering down, and its low cost profile is ideally suited for medium- and low-speed peripherals.

         In the past 18 months, the Company initiated engineering efforts to develop a suite of USB-supporting firmware, drivers and applets targeted at makers of PC peripheral devices. The market for USB firmware and software, however, has grown slower than expected by the Company. PC peripheral manufacturers are awaiting support for USB in Windows 98 which has been delayed. As a result of this delay in market adoption, expected royalties on SystemSoft's USB technology did not keep up with development investments. As a result, at the close of the fiscal year, SystemSoft licensed its USB technology to a new, independent corporation led by the former chief technology officer of the Company. In return for this license, the Company received a 15 percent ownership in this new venture.


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


PRIMARY MARKETS

         The Company primarily markets its system-level software products to the manufacturers of mobile personal computers based on the Intel/Microsoft standard. The Company is currently focusing on opportunities associated with Windows 95, Windows 98, Windows NT 4.0 and Windows NT 5.0 deployed on Intel's family of Pentium and Pentium II as well as compatible processors.

         The Company primarily markets its PC Card software products to manufacturers of mobile PCs based on the Intel/Microsoft standard.

         In the past year, the Company has successfully marketed its Windows NT 4.0-based PC Card and power management software from its Web site. The move is in response to corporate users who have upgraded their mobile PCs to Windows NT
4.0 and wish to enjoy the same PC Card and power-management functionality they enjoyed on Windows 3.1 or Windows 95.

         The Company's automated solutions for technical support problem resolution are primarily marketed to manufacturers of desktop and mobile PCs in a variety of segments, depending upon the model of the PC. These include consumer, small office/home office, corporate desktops, and corporate mobile PCs. In addition, the Company has begun to directly target the corporate market (post-PC purchase) through partnered offerings that address the needs of corporate support organizations in larger enterprises.

LICENSING

         The Company licenses the source code for its software for a fixed fee. The Company also grants object code licenses entitling its OEM, PC Card and peripheral manufacturer customers to include the Company's software in their products. For this license grant, the Company is generally paid a royalty based on unit volumes and minimum licensing commitments. In addition, the Company also charges fixed fees for a specific period of time in lieu of per unit royalties. These manufacturers are authorized to reproduce the software, provided that the Company's proprietary rights are clearly noted and protected. Accordingly, the Company does not engage in any significant manufacturing operations.

         Licensees of SystemSoft's software may license subsets of the Company's technologies as separate modules. This modularity accommodates specific customer needs and generally permits favorable pricing for customers who license multiple modules.


RELATIONSHIP WITH INTEL

         As of April 15, 1998, Intel held 1,994,847 shares of the Company's Common Stock.

         In December 1993, the Company entered into a Development and License Agreement with Intel (the "Intel Agreement") pursuant to which Intel licenses certain technologies to the Company. The Company develops, markets and supports the software developed from Intel's technology. The final payment under the Intel Agreement was received in September 1995.

         In consideration of Intel's technology provided and licensed to the Company under the Intel Agreement, the Company is obligated to pay Intel royalties based on a percentage of revenues generated on all licensed works developed under the Intel Agreement. Royalties are based upon a percentage of revenues generated on PC Card software from February 1, 1994 through January 31, 1999 or beyond such dates if the Company's PC Card software contains Intel's licensed technology. The royalties paid to Intel are included in cost of revenues. Intel has the right on sixty days notice to convert any exclusive license to a non-exclusive license, however such conversion would reduce the royalty payments by fifty percent.

         In October 1995 the Intel Agreement was amended to include engineering services on additional products. The agreement provides the Company with engineering service payments up to $3,600,000, which included an initial payment of $600,000 and subsequent quarterly payments of $375,000 commencing on January 1, 1996, through October 1, 1997. Revenue is recognized as work is performed and milestones are met. Payments to the Company can be made by offsetting amounts from royalties due to Intel under the Intel Agreement, to the extent, if any, that such earned royalties are less than the amounts payable to the Company. Royalties earned by Intel of $1,164,080, $951,507 and $452,278 were used to offset amounts owed to the Company in fiscal 1998, 1997 and 1996, respectively. Included in accounts receivable are amounts due from Intel amounting to $40,570 and $1,466,015 at January 31, 1998 and 1997, respectively.

         In December 1997, the Company entered into an agreement with Intel which requires the Company to make guaranteed payments of $4,263,000 in lieu of future royalties which would have been paid over the life of certain of the Company's call avoidance software products. The guaranteed payments are comprised of $1,022,000 of cash payments made in fiscal 1998 and $3,241,000 of cash payments to be paid at various dates during fiscal 1999 and 2000.



SALES AND MARKETING

         SystemSoft uses a direct sales force and consultative sales approach to provide current and prospective customers information about its products and new technologies that are offered by providers of CPUs, CPU-support chipsets, and operating system software. The Company's goal is to become an engineering partner, working with its customers' engineering teams to assist in their adoption of the Company's software. The Company has instituted a strategic account management program to assist key customers in their use of the Company's software. These key strategic accounts represent a loyal customer base, help provide strategic product direction and serve as a foundation for future revenues.

         The Company's sales and marketing organization, consisting of 59 persons as of January 31, 1998, operates from the Company's headquarters in Natick, Massachusetts and its field sales offices in Santa Clara, California, Yokohama, Japan and Taipei, Taiwan. The Company's sales and marketing organization is complemented by two independent manufacturers' representatives in Asia Pacific and Europe. Representatives generally are compensated by commissions and are paid only when payments are received from customers. The Company utilizes this supplemental sales channel to improve worldwide sales coverage without increasing fixed payroll expense. For sales in territories covered by both representatives and the Company's direct sales force, the Company pays commissions to each. The Company may also provide end users with upgrades and enhancements to the Company's PC Card software through indirect distribution channels.

         In support of its sales efforts, the Company conducts comprehensive marketing programs aimed at current and prospective customers, including industry trade shows, seminars, public relations efforts, and participation in industry committees and communications programs.

CUSTOMERS

         The Company's customers include OEMs, including PC manufacturers and PC Card manufacturers, hardware component manufacturers, operating system software companies, and technical support services companies. As of January 31, 1998, SystemSoft had licensed its software to more than 150 PC manufacturers or component vendors and its PC Card software or services have been licensed by a majority of the top 20 notebook PC vendors.

         The Company strives to maintain and develop key customer relationships with leaders in the PC market, such as Intel, Microsoft, IBM, Packard Bell NEC and Sykes. For example, the Company's first commercial product was a joint development project with Intel to develop a low-power device for the portable computing market. See "Business -- Relationship with Intel." In July 1993, Microsoft licensed the Company's base-level PC Card software and engaged the Company to assist in the implementation of the Company's software for the Windows 95 operating system. See "Business -- SystemSoft Strategy."

         In fiscal 1998, Sykes and Toshiba each accounted for more than 10% of the Company's revenues; in fiscal 1997 no single customer accounted for more than 10% of the Company's revenues; and in fiscal 1996 Compaq Computer Corp. and Intel each accounted for more than 10% of the Company's revenues. In fiscal year 1998, 70% of the Company's revenues were derived from customers in the United States, 29% from customers in the Asia Pacific Region and 1% from customers in Europe. Sales to customers in Taiwan are generally denominated in U.S. dollars. Sales to customers in Japan are denominated in Japanese yen or U.S dollars.

         Revenues attributable to PC Card were $16,425,000, $16,540,000 and $14,767,000 in fiscal 1998, 1997 and 1996 respectively; revenues attributable to Platform products were $12,555,000, $9,001,000 and $6,013,000 in fiscal 1998,
1997 and 1996 respectively; revenues attributable to SystemWizard were $14,767,000 and $6,013,000 in fiscal 1998 and 1997, respectively. SystemWizard revenues were less than 15% of total revenues in fiscal 1996.

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

         New product development efforts usually begin as research and development projects headed by a member of the Company's Product Architecture Group. Through active participation in several industry associations, the members of this group acquire insights into industry trends and requirements. The Company believes their participation in these committees often allows the Company's views to be better expressed in the industry standards adopted.

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

         Over half of the Company's employees are engineering or technical personnel. Since inception, the Company has made substantial investments in research and product development. In fiscal years 1998, 1997 and 1996, research and development expenses were approximately $12,860,000, $8,392,000 and $5,112,000, respectively net of capitalized software development expenses of $511,000, $2,116,000 and $1,206,000, respectively, in those years.

COMPETITION

         The markets for the Company's software are highly competitive. The Company faces competition primarily from other system-level software companies and in-house software development staff of current and prospective customers. For Automated Technical Support products, the Company's competitors also include providers of retail applications that provide assistance with some PC problems. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements.

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

         The Company previously licensed its PC Card software to Microsoft. Microsoft released this PC Card software in the first release of Windows 95. Microsoft has continued to provide enhanced functionality in its version of PC Card software. While SystemSoft's current product provides features and functions not currently found in Windows95, SystemSoft's ability to grow PC Card revenues could be impacted by customers deciding that Microsoft's solution meets their needs and therefore choose not to relicense our software or reduces the Company's perceived value of its solution resulting in accelerated price degradation.

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

         Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, there can be no assurance that third party claims alleging infringement will not be asserted against the Company in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially reasonable or acceptable to the Company.

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

EMPLOYEES

         As of January 31, 1998, the Company had 239 full-time employees, including 155 in engineering and technical positions, 59 in sales and marketing and 25 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relationship with its employees is good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Financial Information about Foreign and Domestic Operations and Export Sales may be found in Note 12 to the Notes to Consolidated Financial Statements section of the Annual Report to Stockholders for the Fiscal year ended January 31, 1998. Such information is incorporated herein by reference.

RISK FACTORS

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. These risks include:

         Variations in Operating Results. The revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. Future results of operations may fluctuate significantly based upon numerous factors including the timing of new product introductions, product mix, levels of international sales, activities of competitors and the ability of the Company to penetrate new markets. In addition, the volume and timing of new contracts and delays in the achievement of milestones could have a significant impact on operating results for a particular quarter. Moreover, because many of the Company's customers do not typically report royalties earned by the Company until the last month of the calendar quarter, quarterly revenues are difficult to predict.

         Fluctuations In Quarterly Operating Results. The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the demand for PCs and embedded devices, timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. Quarterly revenues and results of operations therefore depend on the volume and timing of design wins received during the quarter, which are difficult to forecast. Because the Company's staffing and other operating expenses are based on anticipated revenues, delays in the receipt of orders can cause significant variations in results of operations from quarter to quarter. The Company also may choose to reduce prices, increase spending in response to competition or pursue new market opportunities, each of which decisions may adversely affect the Company's business, financial condition and results of operations. Therefore, the Company believes that period-to-period comparisons of its revenues and operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

         Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of quarterly results of operations below analyst and investor expectations is likely to result in a decline in the trading price of the Company's Common Stock.

         Ability to Respond to Rapid Technological Change. The market for system-level and call avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The trend in the PC market in general is toward shorter product life cycles and rapid product and technology obsolescence. The life cycle of the Company's products is highly dependent on the life cycles of the products sold by its customers. For the Company's core products, such as PC Card, Plug and Play, Power Management and BIOS products, the life cycle may be as long as five years. However, for specific adaptations of the Company's core products, the Company generally expects a life cycle of one year or less. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products which keep pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. There can be no assurance that the Company will successfully complete the development, or will not experience delays in the introduction, of new products or enhancements to its existing products. Any delay or failure of the Company's products to achieve market acceptance would adversely affect the Company's business and financial condition. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

         Management of Growth. The Company has in the past, experienced periods of rapid growth which have placed, and could continue to place, a strain on the Company's financial and other resources. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial, and other internal systems, and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve anticipated performance levels, the Company's results of operations could be adversely affected.

         Dependence on Strategic Business and Customer Relationships. The Company believes that its success to date has been largely dependent on the adoption of its software and products by key participants in the PC industry, including Intel, IBM, Compaq, NEC, Packard Bell NEC, Digital, Toshiba, and Microsoft. These relationships have enabled the Company to learn about new technological developments prior to their general release to the computer industry. The loss of any of these strategic business and customer relationships could adversely affect the Company's product development efforts and its business and financial condition.

         Dependence on Key Customers; Concentration of Credit Risk. The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's customer base consists principally of large OEMs in the PC market and as a result the Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their guaranteed minimum royalty payments and other payment obligations, the Company's operating results could be adversely affected. As of January 31, 1998, the three largest receivable balances collectively represented approximately $2,345,000, or 27% of total accounts receivable. In fiscal 1998, Sykes and Toshiba each accounted for approximately 13% of the Company's revenues; in fiscal 1997 no single customer accounted for more than 10% of the Company's revenues; and in fiscal 1996 Compaq Computer Corp. and Intel accounted for approximately 13% and 10% of the Company's revenues, respectively.

         Securities Class Action Litigation. The Company has been named in several purported securities law class action lawsuits. See "Item 3. Legal Proceedings." Although the Company denies all material allegations set forth in the complaints in those lawsuits and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of these lawsuits cannot be determined at this time. No provision for any liability that may result from these lawsuits has been made in the accompanying Consolidated Financial Statements. While the Company does not believe that these lawsuits will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of these lawsuits there can be no assurance as to the ultimate outcome of these matters.

         Attraction and Retention of Skilled Employees. The Company's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. There can be no assurance that the Company will be able to continue to attract sufficient numbers of highly qualified employees and the failure to do so may have a material adverse effect on the Company's business and financial condition.

         Competition. The markets for the Company's products are highly competitive. The Company's core products: such as PC Card, Plug & Play, Power Management and BIOS products face competition primarily from other system-level software companies and in-house software development staff of current and prospective customers. The Company's call avoidance software faces competition primarily from CyberMedia, Inc. and from companies that provide an internal customer support function. Certain of the companies with which the Company competes or may in the future compete have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop products comparable or superior to products offered by its competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements.

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

         The Company previously licensed it PC Card software to Microsoft. Microsoft released this PC Card software in the first release of Windows 95. Microsoft has continued to provide enhanced functionality in its version of PC Card software. While SystemSoft's current product provides features and functions not currently found in Windows95, SystemSoft's ability to grow PC Card revenues could be impacted by customers deciding that Microsoft's solution meets their needs and therefore choose not to relicense our software or reduces the Company's perceived value of its solution resulting in accelerated price degradation.

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

         Dependence on Asia Pacific Region. 29% and 28% of the Company's revenue in Fiscal 1998 and 1997, respectively, were to customers in the Asia Pacific Region. The Company's business, financial condition or results of operations could be adversely affected by factors associated with operations in the Asia Pacific Region such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities. In particular, the recent currency devaluations in the Asia Pacific Region and the general downturn of the economies in the Asia Pacific Region, including Japan, have had and could, in the future, have a material adverse effect on the Company's business, financial condition or results of operations. Any reduction in demand for PCs would adversely affect the Company's business, financial condition or results of operation.

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

         Significant and protracted litigation may be necessary to protect the Company's intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement. Moreover, although the Company is not currently involved in any litigation with respect to intellectual property rights, there can be no assurance that third-party claims alleging infringement will not be asserted against the Company in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially reasonable or acceptable to the Company.

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

         From time to time the Company is notified of claims by a third party that a Company product, or the products of others which contain a Company product, infringe the intellectual property rights of the third party. The Company reviews such notices of claims to determine the appropriate response, if any. There can be no assurances that a third party claim alleging infringement will not be asserted against the Company in the future.

         Volatility of Stock Price. The trading price of the Company's Common Stock has been and could continue to be subject to fluctuations in response to quarterly variations in results of operations, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, changes in management and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and often that has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.


ITEM 2.           PROPERTIES

         The Company has entered into a fifteen year lease agreement for its new corporate headquarters in Natick, Massachusetts with an option to build on adjacent land. The Company moved into its new Corporate headquarters in October, 1997 and has leased approximately 125,000 square feet, of which approximately 48,000 square feet is being subleased. The Company's also leases two facilities totaling approximately 64,000 square under leases expiring through September 2002; these facilities were previously used as corporate headquarters and are currently being subleased to third parties. The Company also leases additional space, approximately 32,000 square feet in the aggregate, for sales, support and development in Santa Clara, California, Boulder, Colorado, Yokohama, Japan and Taipei, Taiwan under leases expiring through 2000.


ITEM 3.           LEGAL PROCEEDINGS

         On March 3, 1998, a purported securities class action lawsuit entitled Thomas Gorman, Barrett Herriott, Lori Lyman, Albert Halegoua, Ronald Offner and Fred Cohen, on behalf of themselves and all others similarly situated v. SystemSoft Corporation, et al., Civil Action No. 98-10367-EFH, was filed in the United States District Court for the District of Massachusetts (the "Gorman Action"). Named as defendants are the Company, certain of the Company's officers and directors, and the Company's outside auditors. Plaintiffs purport to represent a class of all persons who purchased the Company's common stock between January 25, 1996 and March 3, 1997. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On March 27, 1998, a similar lawsuit entitled L.B. Partners, L.P., on behalf of itself and all others similarly situated v. SystemSoft Corporation, et al., Civil Action No. 98-10545-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Gorman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 1, 1998, a similar lawsuit entitled Aron I. Glasman v. SystemSoft Corporation, et al., Civil Action No. 98-10579-EFH, was filed in the United States District Court for the District of Massachusetts (the "Glasman Action"). Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 25, 1996 and February 5, 1998. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 2, 1998, a similar lawsuit entitled Maryann Dean, on behalf of herself and all others similarly situated v. SystemSoft Corporation, et al., Civil Action No. 98-10588-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Gorman Action. On April 17,1998, Plaintiff filed an amended complaint against the same defendants, but seeking to represent the same class of persons that is alleged in the Glassman action. Like the initial complaint, the complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the amended complaint are without merit and intends to contest them vigorously.

         On April 13, 1998, a similar lawsuit entitled Donald R. Villa v. SystemSoft Corporation, et al., Civil Action No. 98-10639-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Glasman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 15, 1998, a similar lawsuit entitled Randy J. Myshock, on behalf of himself and all others similarly situated v. SystemSoft Corporation, et al., Civil Action No. 98-10652-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company, certain of the Company's officers and directors and the Company's outside auditors. Plaintiff purports to represent the same class of persons that is alleged in the Glasman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 21, 1998, a similar lawsuit entitled Echendu Nwanodi v. SystemSoft Corporation, et al., Civil Action No. 98-10688-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Glasman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 24, 1998, a similar lawsuit entitled John Salemme v. SystemSoft Corporation, et al., Civil Action No. 98-10707-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Glasman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

         On April 27, 1998, a similar lawsuit entitled Donald E. Wallace, individually and on behalf of all others similarly situated v. SystemSoft Corporation, et al., Civil Action No. 98-10728-EFH, was filed in the United States District Court for the District of Massachusetts. Named as defendants are the Company and certain of the Company's officers and directors. Plaintiff purports to represent the same class of persons that is alleged in the Glasman Action. The complaint alleges violations of United States federal securities law through material misrepresentations and omissions and seeks an unspecified award of damages. The Company believes that the allegations in the complaint are without merit and intends to contest them vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name                                   Age      Position
----                                   ---      --------
Robert F. Angelo...................... 51       Chief Executive Officer and Chairman of the Board of Directors
Deborah M. Besemer.................... 43       President, Chief Operating Officer and Director
Jonathan L. Joseph.................... 40       Executive Vice President, Marketing
Paul J. Pedevillano................... 40       Executive Vice President and Chief Financial Officer

         ROBERT F. ANGELO, a co-founder of the Company, has been Chief Executive Officer and Chairman of the Board of Directors since November 1997 after having served as President, Chief Executive Officer and a director of the Company since its inception in 1990 and Chairman of the Board of Directors since February 1996. From 1986 to 1989, he held various executive positions at Phoenix Technologies Ltd., a developer of system-level software, including Chief Operating Officer, Vice President of OEM Operations, Vice President of Product Engineering and Vice President of Marketing. Prior to 1986, he was Director of Marketing at Cullinet Software, Inc. and Vice President of Marketing, Engineering and Sales at Acorn Products, Inc.

         DEBORAH M. BESEMER, has been President, Chief Operating Officer and Director since joining the Company in November 1997. From 1996 to 1997, Ms. Besemer was Executive Vice President of Worldwide Field Operations of Lotus Development Corp. From 1995 to 1996, Ms. Besemer was Senior Vice President of Worldwide Sales and from 1990 to 1995, Vice President, The Americas at Lotus Development Corp.

         JONATHAN L. JOSEPH, a co-founder of the Company, has been Executive Vice President, Marketing since July 1997 after having served as Senior Vice President, PC Software Division since June 1995, and as Senior Vice President, Product Engineering and Marketing from May 1990 to June 1995. From 1986 to 1990, he was employed by Phoenix Technologies Ltd. in the following positions: from 1989 to 1990, he was General Manager of the Compatibility Software Group and from 1988 to 1989, he was Director of Product Marketing for the Phoenix ROM BIOS. Prior to 1986, he was a Product Manager at NEC Information Systems and an Assistant to the President at Harvest Computer.

         PAUL J. PEDEVILLANO has been Executive Vice President and Chief Financial Officer since July 1997,Vice President, Business Development from February 1996 through June 1997 and as Vice President, Finance, Secretary and Chief Financial Officer from April 1993 to January 1996. From September 1990 to April 1993, he was Chief Financial Officer of Star Semiconductor Corporation. From September 1981 to April 1990, he served in various positions at Alloy Computer Products including Chief Financial Officer, Chief Operating Officer and Acting President.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Information with respect to stock price information may be found in the table captioned "Selected Consolidated Quarterly Financial Data" of the Annual Report to Stockholders for the fiscal year ended January 31, 1998. Information with respect to the rest of this Item may be found in the section captioned "Stock Profile" of the Annual Report to Stockholders for the fiscal year ended January 31, 1998. Such information is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

         Information with respect to this Item may be found in the table captioned "Selected Consolidated Five-Year Financial Data" of the Annual Report to Stockholders for the fiscal year ended January 31, 1998. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this Item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Stockholders for the fiscal year ended January 31, 1998. Such information is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this Item may be found in the Report of Independent Accountants, Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Selected Consolidated Quarterly Financial Data sections of the Annual Report to Stockholders for the fiscal year ended January 31, 1998 and in the consolidated financial statements and schedule set forth in Item 14 of this 10-K. Such information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be set forth under the Captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1998 and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in
Item 4A of Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this Item will be set forth under the Captions "Director's Compensation" and "Executive Compensation" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1998 and is incorporated herein by reference thereto.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this Item will be set forth under the Caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1998 and is incorporated herein by reference thereto.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item will be set forth under the Captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement which is currently expected to be filed with the Securities and Exchange Commission within 120 days of January 31, 1998 and is incorporated herein by reference thereto.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) The following documents are filed as part of or are incorporated by reference into this Annual Report on Form 10K:

         1. The following audited consolidated financial statements of SystemSoft and its subsidiaries, and the accountant's report relating thereto, are incorporated by reference in Item 8 of this Report from the Company's 1998 Annual Report to Stockholders:

            Report of Independent Accountants

            Consolidated Balance Sheets as of January 31, 1998 and 1997

            Consolidated Statements of Operations for the Years Ended January 31, 1998, 1997, and 1996

            Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1998, 1997, and 1996

            Consolidated Statements of Cash Flows for the Years Ended January 31, 1998, 1997, and 1996

            Notes to Consolidated Financial Statements.

         2. The following Consolidated Financial Statement Schedule filed with this Annual Report on Form 10-K:

                                                                                     Page
                                                                                     ----
            Schedule II:  Valuation and Qualifying Accounts..................         20

All other schedules are omitted because they are either not required, not applicable or the information is shown in the Consolidated Financial Statements or the Notes thereto.

         3. The exhibits listed in the Exhibit Index filed with this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended January 31, 1998.

(c)   Exhibits: See Index to Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYSTEMSOFT CORPORATION


                                        By: /s/ Robert F. Angelo
                                            -----------------------------------
                                            Robert F. Angelo
 Date:  May 1, 1998                         Chief Executive Officer and
                                            Chairman of the Board of Directors

We, the undersigned officers and directors of SystemSoft Corporation, hereby severally constitute and appoint Robert F. Angelo, Deborah M. Besemer and Paul
J. Pedevillano, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


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

Signature                                   Capacity                                    Date
---------                                   --------                                    ----
      /s/ Robert F. Angelo                  Chief Executive Officer and                 May 1, 1998
----------------------------------          Chairman of the Board of Directors
       Robert F. Angelo                     (Principal Executive Officer)


       /s/ Deborah M. Besemer               President, Chief Operating Officer          May 1, 1998
----------------------------------          and Director
       Deborah M. Besemer


      /s/ Paul J. Pedevillano               Executive Vice President                    May 1, 1998
----------------------------------          and Chief Financial Officer (Principal
       Paul J. Pedevillano                  Financial and Accounting Officer)


      /s/ Robert N. Goldman                 Director                                    May 1, 1998
----------------------------------
       Robert N. Goldman


      /s/ William Frank King                Director                                    May 1, 1998
----------------------------------
       William Frank King


      /s/ David J. McNeff                   Director                                    May 1, 1998
----------------------------------
       David J. McNeff

                        REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of SystemSoft Corporation has been incorporated by reference in this Form 10-K from the 1998 Annual Report to Stockholders of SystemSoft Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                            /S/ Coopers & Lybrand L.L.P.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 4, 1998, except as to the information presented in Note 15 for which the date is April 29, 1998

SCHEDULE II

                             SYSTEMSOFT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
              for the years ended January 31, 1996, 1997, and 1998

                                                                                    Additions
                                                                     Balance at     Charged to    Deductions     Balance at
                                                                     Beginning      Costs and        from          End of
Description                                                           of Year        Expenses      Reserves         Year
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 31, 1996:
      Reserve for doubtful accounts                                    571,644        255,744       336,350        491,038

YEAR ENDED JANUARY 31, 1997:
      Reserve for doubtful accounts                                    491,038      1,312,592       885,715        917,915

YEAR ENDED JANUARY 31, 1998:
      Reserve for doubtful accounts                                    917,915      1,970,374     1,321,584      1,566,705

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
      =2.1    Agreement and Plan of Merger and Reorganization, dated as of
              December 12, 1996, by and among SystemSoft, Black Acquisition
              Corporation and Radish Communications Systems, Inc. ("Radish" and
              now known as SystemSoft Colorado Corporation) (filed as exhibit to
              Form 8-K dated December 19, 1996).

      =2.2 Registration Rights Agreement dated as of December 12, 1996, by and among SystemSoft and the stockholders listed on the signature block thereto (filed as exhibit to Form 8-K dated December 19, 1996).

      =2.3 Participation Agreement dated as of December 12, 1996, by and among SystemSoft, Black Acquisition Corporation, Radish and certain security holders of Radish listed on the signature pages thereto (filed as exhibit to Form 8-K dated December 19, 1996).

      =2.4    Escrow Agreement dated as of December 12, 1996 among SystemSoft,
              James Cowie and State Street Bank and Trust Company as escrow agent only (filed as exhibit to Form 8-K dated December 19, 1996).

      =3.1    Second Restated Certificate of Incorporation of the Registrant
              (filed as exhibit to Form 10-Q for the quarterly period ended July
              31, 1996).

      =3.2    Certificate of Amendment of Second Restated Certificate of
              Incorporation of the Registrant (filed as exhibit to Form 10-Q for quarterly period ended July 31, 1996).

      *3.3    Restated By-laws of the Registrant.

      *4.1    Specimen Stock Certificate.

      =4.2 Common Stock Purchase Agreement dated May 7, 1997 (filed as exhibit to Form 8-K dated May 20, 1997). #*10.1 Intel-SystemSoft
              Development and License Agreement dated December 20, 1993 between the Registrant and Intel Corporation, as amended.

    #*10.2    Agreement dated March 31, 1993 between the Registrant and Compaq
              Computer Corporation.

     *10.3    Form of Master License Agreement.

    -*10.4    1992 Stock Option Plan.

    -*10.5    Form of Incentive Stock Option.

    -*10.6    1992 Directors' Stock Option Plan.


    -*10.7    Form of Nonqualified Stock Option.

    -*10.8    1993 California Stock Option Plan.

    -*10.9    Form of Incentive Stock Option granted under the 1993 California
              Stock Option Plan.

   -**10.10   1994 Omnibus Stock Plan, as amended.

    -*10.11   1994 Non-Employee Director Stock Option Plan.

   -**10.12   1994 Employee Stock Purchase Plan, as amended.

    -*10.13 Employment Agreement dated June 28, 1991 between the Registrant and Robert F. Angelo.

     *10.14   Agreement dated June 10, 1994 between the Registrant and Intel
              Corporation.

    -*10.15   Amendment No. 1 dated January 31, 1995 to Agreement dated March
              31, 1993 between the Registrant and Compaq Computer Corporation
              (filed as exhibit to Form 10-K for the fiscal year ended January
              31, 1995).

    #=10.16   Amendment No. 2 dated April 27, 1995 to Agreement dated March 31,
              1993 between the Registrant and Compaq Computer Corporation (filed as exhibit to Form 10-Q for the three month period ended April 30,
              1995).

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

   -**10.20 Employment Agreement dated January 8, 1998 between the Registrant and Deborah M. Besemer.

    =-10.21 Employment Agreement between the Registrant and Thomas W. Higgins dated September 20, 1995 (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1996).

    =-10.22   Radish 1992 Stock Option Plan (filed as exhibit to Registrant's
              Registration Statement on Form S-8 (File No. 333-18657)).

    =-10.23   Amended and Restated Non-Qualified Stock Option Agreement dated
              September 1, 1993 between Radish and Robert Baden (filed as exhibit to Registrant's Registration Statement on Form S-8 (File
              No. 333-18657)).

    =-10.24   Amendment to Amended and Restated Non-Qualified Stock Option
              Agreement dated December 16, 1996 between Radish and Robert Baden
              (filed as exhibit to Registrant's Registration Statement on Form
              S-8 (File No. 333-18657)).

     =10.25   Lease agreement dated December 20, 1996 between the Registrant and
              DIV Natick, LLC (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1997).

    =10.26    Agreement dated December 20, 1996 between the Registrant and DIV
              Natick, LLC (filed as exhibit to Form 10-K for the fiscal year ended January 31, 1997).

   -*10.27 Employment agreement dated June 28, 1991 between the Registrant and Paul J. Pedevillano.

   **10.28    Agreement dated December 24, 1997 between the Registrant and Intel
              Corporation.

    =10.29    Loan Agreement dated August 27, 1997 between the Registrant and
              Silicon Valley Bank (filed as exhibit to the Form 10-Q dated
              September 15, 1997).

   **10.30    Amended and Restated Loan and Security Agreement dated April 10,
              1998 between the Registrant and Silicon Valley Bank.

    =10.31    Executed lease dated December 20, 1996 between the Registrant and
              DIV Natick, LLC (filed as exhibit to the Form 10-Q dated December
              10, 1997).

  -**10.32    Severance and Release Agreement dated July 16, 1997 between the
              Registrant and David P. Sommers.

  -**10.33    Employment Agreement dated December 28, 1997 between the
              Registrant and William J. O'Connell.

  -**10.34 Amendment dated February 26, 1998 to Employment Agreement between the Registrant and William O'Connell.

  -**10.35 Employment agreement dated January 8, 1998 between the Registrant and Jonathan L. Joseph.

   **13.1 Portions of the 1998 Annual Report to Stockholders for the fiscal year ended January 31, 1998 expressly incorporated by reference herein.

   **21.1     Subsidiaries of Registrant.

   **23.1     Consent of Coopers and Lybrand L.L.P.

    =24.1 Power of Attorney (included as part of signature page to this Report).

     27.1     Financial Data Schedule (EDGAR Version Only).

-------------------
 * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-80620) or an amendment thereto and incorporated herein by reference.

 #  Confidential treatment requested as to certain portions.

 -  Management contract or compensatory plan or arrangement.

 = Filed with the report or Form indicated and incorporated herein by reference.

**  Filed herewith