Form 10-Q
period 1998-04-30
SYSTEMSOFT CORP
filed 1998-06-12
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1998     Commission File Number 0-24418

                             SYSTEMSOFT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                    04-3121799
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


      ONE INNOVATION DRIVE
     NATICK, MASSACHUSETTTS                               01760
(Address of Principal Executive Offices)                (Zip Code)


                                  508-651-0088
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---

Registrant had 26,870,348 shares of Common Stock, $.01 par value, outstanding at June 9, 1998.

                             SYSTEMSOFT CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           a)  Consolidated Balance Sheets as of April 30, 1998
               (Unaudited) and January 31, 1998                             3

           b)  Consolidated Statements of Operations for the
               three months ended April 30, 1998 and 1997
               (Unaudited)                                                  4

           c)  Consolidated Statements of Cash Flows for the
               three months ended April 30, 1998 and 1997
               (Unaudited)                                                  5

           d)  Notes to Unaudited Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

                             SYSTEMSOFT CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                           APRIL 30,           JANUARY 31,
                                                                              1998                 1998
                                                                          ------------          -----------
ASSETS                                                                    (UNAUDITED)

Current assets:
      Cash and cash equivalents                                             $7,511,528          $10,763,795
      Accounts receivable, less allowance for doubtful accounts
         of $1,765,831 as of April 30, 1998 and $1,566,705 as of
         January 31, 1998, respectively                                      4,707,549            6,328,056
      Prepaid royalties                                                      2,532,105            2,553,704
      Prepaid expenses and other current assets                              1,786,106            2,727,184
                                                                           -----------          -----------
      Total current assets                                                  16,537,288           22,372,739

      Property and equipment, net                                            6,904,281            6,807,337
      Purchased software and software development costs, net                 3,134,465            3,559,399
      Prepaid royalties, long-term portion                                     596,957              819,450
                                                                           -----------          -----------
      Total assets                                                         $27,172,991          $33,558,925
                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                        $735,904           $1,086,991
      Accrued expenses                                                       1,252,281            1,965,995
      Income taxes payable                                                      43,346              118,875
      Accrued compensation and benefits                                      1,873,723            2,037,380
      Accrued royalties                                                      2,645,878            2,296,500
      Deferred revenue                                                       1,353,225              628,613
                                                                           -----------          -----------
      Total current liabilities                                              7,904,357            8,134,354

      Other long-term liabilities                                            1,056,592            1,480,143

      Commitments and contingencies

Stockholders' equity
      Preferred stock, $.01 par value; 1,000,000 shares authorized;
          none issued and outstanding
      Common stock, $.01 par value; 90,000,000 authorized;
          26,857,237 and 26,807,443 shares issued                              268,584              268,074
      Additional paid-in capital                                            83,422,564           83,328,220
      Accumulated other comprehensive income                                  (671,518)            (744,100)
      Less treasury stock, at cost, 159,246 shares                            (427,187)            (427,187)
      Accumulated deficit                                                  (64,380,401)         (58,480,579)
                                                                           -----------          -----------
      Total stockholders' equity                                            18,212,042           23,944,428
                                                                           -----------          -----------
      Total liabilities and stockholders' equity                           $27,172,991          $33,558,925
                                                                           ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended April 30,
                                                            -------------------------------
                                                               1998                1997
                                                            -----------         -----------
Revenues:
    Software license fees                                   $ 3,404,886         $10,855,643
    Engineering services                                        607,568           1,621,331
                                                            -----------         -----------
           Total revenues                                     4,012,454          12,476,974
                                                            -----------         -----------
Cost of revenues:
    Software license fees                                     1,365,208             971,496
    Engineering services                                        580,693           1,460,444
                                                            -----------         -----------
           Total cost of revenues                             1,945,901           2,431,940
                                                            -----------         -----------

Gross profit                                                  2,066,553          10,045,034
Operating expenses:
    Research and development                                  3,530,282           3,134,740
    Sales and marketing                                       2,950,117           2,906,497
    General and administrative                                1,446,114             986,370
                                                            -----------         -----------
           Total operating expenses                           7,926,513           7,027,607
                                                            -----------         -----------

(Loss) income from operations                                (5,859,960)          3,017,427

Interest income                                                  50,113              52,583
Interest expense                                                (82,988)            (23,924)
Foreign exchange loss                                            (6,987)            (31,994)
                                                            -----------         -----------
(Loss) income before provision for income taxes              (5,899,822)          3,014,092

Provision for income taxes                                            -             994,717
                                                            -----------         -----------
Net (loss) income                                           ($5,899,822)         $2,019,375
                                                            ===========         ===========
Per share net (loss) income
    Basic                                                        ($0.22)              $0.08
    Diluted                                                      ($0.22)              $0.08

Weighted average shares outstanding
    Basic                                                    26,678,908          25,023,611
    Diluted                                                  26,678,908          26,856,019


The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended April 30,
                                                                      ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     1998                   1997
                                                                      -----------            -----------
Net (loss) income                                                     ($5,899,822)            $2,019,375
Adjustments to reconcile net (loss) income to cash used in
  operating activities:
       Depreciation and amortization                                    1,342,610              1,120,845
       Provision for doubtful accounts                                    100,000                 75,000
       Other                                                             (173,296)                     -
       Changes in operating assets and liabilities:
          Accounts receivable                                           1,520,507             (4,064,681)
          Prepaid expenses and other current assets                       934,996               (221,885)
          Prepaid royalties                                               244,092             (5,447,560)
          Accounts payable                                               (351,087)              (331,074)
          Accrued expenses                                               (815,138)              (788,594)
          Other long term liabilities                                    (423,551)                     -
          Income taxes payable                                            (85,582)               695,090
          Accrued compensation and  benefits                             (165,713)               451,755
          Accrued royalties                                               349,378              3,878,913
          Deferred revenue                                                724,612                      -
                                                                      -----------            -----------
Net cash used in operating activities                                  (2,697,994)            (2,612,816)
                                                                      -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                               (516,116)              (517,743)
       Proceeds from sale of property and equipment                        60,192                      -
       Software development costs                                               -                      -
       Purchased software and software development costs                 (241,972)            (1,147,238)
                                                                      -----------            -----------
Net cash used in investing activities                                    (697,896)            (1,664,981)
                                                                      -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                             44,474                400,711
                                                                      -----------            -----------
Net cash provided by financing activities                                  44,474                400,711
                                                                      -----------            -----------

Effects of exchange rate changes on cash and cash equivalents              99,149                      -

Net decrease in cash and cash equivalents                              (3,252,267)            (3,877,086)

Cash and cash equivalents at beginning of period                       10,763,795             11,807,691

Cash and cash equivalents at end of period                            $ 7,511,528            $ 7,930,605
                                                                      ===========            ===========


The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of SystemSoft Corporation and its wholly owned subsidiaries (the "Company"), and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

Certain reclassifications have been made to the prior year's financial statements to conform with the fiscal 1999 presentation.

The results of operations for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

2.  EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS 128, "Earnings per Share", which the Company adopted as of January 31, 1998. Accordingly, all prior period EPS data presented has been restated to conform to the provisions of SFAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

Options to purchase 5,636,027 shares of common stock and warrants to purchase 750,000 shares of common stock outstanding during the quarter ended April 30, 1998 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted per-share computations:

                                              THREE MONTHS ENDED APRIL 30,
                                              ----------------------------
                                                 1998             1997
                                                 ----             ----

BASIC EPS
---------
Numerator:
Net (loss) income                             $(5,899,822)     $ 2,019,375

Denominator:
Common shares outstanding                      26,678,908       25,023,611
Basic EPS                                            (.22)             .08
                                              ===========      ===========

DILUTED EPS
-----------
Numerator:
Net (loss) income                              (5,899,822)       2,019,375

Denominator:
Common shares outstanding                      26,678,908       25,023,611
Common stock equivalents                                -        1,832,408
                                              -----------      -----------
                                               26,678,908       26,856,019
Diluted EPS                                   $      (.22)     $       .08
                                              ===========      ===========

3. COMPREHENSIVE INCOME

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and foreign currency translation adjustments. The financial statements of prior periods have been reclassified for comparative purposes.

Comprehensive income for the three months ended April 30, 1998 and 1997 was as follows:


                                              THREE MONTHS ENDED APRIL 30
                                              ---------------------------
                                                 1998             1997
                                                 ----             ----
                                                      (Unaudited)

         Net (loss) income                    ($5,899,822)      $2,019,375
         Foreign currency translation              72,582                -
                                              -----------       ----------

         Total comprehensive (loss) income    ($5,827,240)      $2,019,375
                                              ===========       ==========


4. RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, and will result in the capitalization of certain qualifying costs incurred in the development of software for internal use. The Company will adopt the guidelines of SOP 98-1 as of January 31, 1999 and its adoption is not expected to have a material impact on the Company's financial position and results of operations.

5. LITIGATION

On March 3, 1998, a purported securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and others, including certain officers and directors of the Company. The lawsuit alleges, among other things, that the Company, during a purported class period of January 25, 1996 through March 3, 1997, made misrepresentations and omissions to the investing public regarding its revenue, product development and business prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Several additional complaints were filed against the Company and others in subsequent weeks in the same federal court alleging similar claims. Seven of the complaints allege a longer class period ending February 5, 1998. On May 8, 1998, the court consolidated each of these separate actions. The plaintiffs in these consolidated actions seek unspecified damages against the Company and other defendants. The Company believes that the allegations of the several complaints are without merit and it intends to defend these consolidated actions vigorously.

                             SYSTEMSOFT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended April 30, 1998 and 1997. The Company designs, develops, markets, licenses and supports to the personal computer industry call-avoidance software and system-level software designed to be the communication path between the personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues (except cost of revenues items, which are set forth as a percentage of the corresponding revenue items):

                                             THREE MONTHS ENDED APRIL 30,
                                             ----------------------------
                                                1998               1997
                                                ----               ----
Revenues:

    Software license fees                       84.9%              87.1%

    Engineering services                        15.1               12.9
                                              --------------------------
           Total revenues                      100.0              100.0
                                              --------------------------
Cost of revenues:

    Software license fees                       40.1                9.0

    Engineering services                        95.6               90.1
                                              --------------------------
           Total cost of revenues               48.5               19.5
                                              --------------------------
Gross margin                                    51.5               80.5

Operating expenses:

    Research and development                    88.0               25.1

    Sales and marketing                         73.5               23.3

    General and administrative                  36.0                7.9
                                              --------------------------
           Total operating expenses            197.5               56.3
                                              --------------------------
(Loss) income from operations                 (146.0)              24.2

Other expense                                   (1.0)               0.0
                                              --------------------------
(Loss) income before provision for            (147.0)              24.2
 income taxes

Provision for income taxes                       0.0                8.0
                                              --------------------------
Net (loss) income                             (147.0)%             16.2%
                                              ==========================

Comparison of Three Months Ended April 30, 1998 and 1997

Revenues. Revenues were $4,012,000 and $12,477,000 in the three months ended April 30, 1998 and 1997, respectively, a decrease of approximately 68%. Software license fees decreased to $3,405,000 from $10,856,000, or approximately 69%. This decrease was primarily due to a softening market for PC CARD technologies, reduced licensing fees from the VoiceView product line, including source code fees, the impact of recent Asian economic uncertainty, and the Company's rebuilding of its sales force.

Engineering services revenue decreased approximately 63% to $607,000 from $1,621,000. This decrease was due to a drop in engineering services for PC Card and Platform products and the expiration of the Development and License Agreement, as amended, with Intel Corporation (The "Intel Agreement"). There were no revenues under the Intel Agreement in the three months ended April 30, 1998 versus revenues of $375,000 in the three months ended April 30, 1997.

Cost of Revenues. Cost of revenues was $1,946,000 and $2,432,000 in the three months ended April 30, 1998 and 1997, respectively. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties and engineering costs associated with engineering services revenues. Cost of revenues as a percentage of revenues increased by 30% to 49% from 19% in the three months ended April 30, 1998 and 1997, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 40% from 9% in the three months ended April 30, 1998 and 1997, respectively, primarily due to: (i) increased cost of sales associated with increased sales of Inside Line Product; (ii) increased amortization of purchased software and software development costs; (iii) the fixed nature of certain costs; and (iv) the substantial relative decrease in revenues. Cost of engineering services decreased 60% on an absolute basis primarily due to related a decrease in engineering service revenues.

Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,530,000 and $3,135,000 in the three months ended April 30, 1998 and 1997, respectively, an increase of approximately 13%. The increase in research and development was due primarily to staff additions and the impact of the Company's discontinuing the capitalization of software costs in the fourth quarter of fiscal 1998. Software costs of approximately $180,000 were capitalized in the quarter ended April 30, 1997. Research and development expenses as a percentage of revenue increased to 88% from 25% due to the substantial relative decrease in revenues. Also, included in Research and Development costs for the three months ended April 30, 1997 are costs associated with work performed under the Intel Agreement.

Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and travel costs, were $2,950,000 and $2,907,000 in the three months ended April 30, 1998 and 1997, respectively. Total sales and marketing expense was largely unchanged due to realized savings from headcount reductions, offset by increased costs of marketing programs and events and additional travel costs. Sales and marketing expenses as a percentage of revenues increased to 74% from 23% due to the substantial relative decrease in revenues.

General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $1,446,000 and $986,000 in the three months ended April 30, 1998 and 1997, respectively, an increase of approximately 47%. The increase was largely due to additions to executive staff and an increase in legal and professional fees. General and administrative expenses as a percentage of revenues increased to 36% from 8% due to the factors mentioned above and the substantial relative decrease in revenues.

Provision for Income Taxes. Provision for income taxes was $0 and $995,000 in the three months ended April 30, 1998 and 1997, respectively. Additionally, losses in the three months ended April 30, 1998 were not benefited. The decrease in the provision for income taxes is due to the pre-tax loss of $5,899,000 in the three months ended April 30, 1998 versus pre-tax profit of $3,014,000 in the three months ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had cash and cash equivalents of $7,512,000 and working capital of $8,633,000. During the three months ended April 30, 1998 the Company's operating activities used $2,698,000 of cash. The Company's investing activities used cash of $698,000 in the three months ended April 30, 1998. The principal investing activities of cash were the purchase of property and equipment of $516,000 and purchased software costs of $242,000. During the three months ended April 30, 1998, the Company's financing activities provided cash of $44,000 due to the exercise of stock options.

The Company believes that its current cash balances, combined with cash flows from operations and availability under its revolving line of credit, will be sufficient to meet its working capital requirements through at least the next nine months. This operating cash flow expectation assumes a return to profitability by the Company during the second half of fiscal 1999. Without a return to profitability in fiscal 1999, the Company may be required to seek additional financing or reduce current operating costs in order to meet its current cash requirements over the next nine months. However, there can be no assurance that the Company would be successful in procuring such financing, or that it could do so on terms favorable to the Company. As part of its efforts to reduce its operating costs, in May 1998, the Company reduced its total headcount from 239 full time employees as of February 1, 1998 to 185 full time positions. Severance and related costs of the headcount reduction were approximately $390,000. As a result of the reduction in headcount, the Company will realize quarterly salary and benefit savings of approximately $545,000. To date, inflation has not had a material impact on the Company's financial results.

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

The Company's future results are subject to substantial risks and uncertainties. Revenue growth rates experienced by the Company to date may not be indicative of future growth rates and there can be no assurance that the Company will remain profitable in the future. The market for the Company's system-level and call-avoidance software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets or regional economic conditions, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date also has depended to a significant extent upon a number of key management and technical employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition. As discussed in Note 5 to the accompanying Unaudited Consolidated Financial Statements, the Company has been named as a defendant in a series of purported securities class action lawsuits. Although the Company believes that the allegations in these complaints are without merit and intends to vigorously defend against them, the ultimate outcome, including the amount of possible loss, if any, of litigation cannot be determined at this time.

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

PART II.  OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

         (a)      EXHIBITS.

                  27.1 Financial Data Schedule

         (b)      REPORTS ON FORM 8-K:

                  A Current Report on Form 8-K dated February 5, 1998 was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing preliminary results for the quarter ended January 31, 1998 and the formation of a new entity to focus on the USB technology. In addition, a Current Report on Form 8-K dated March 5, 1998 was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing actual results for the quarter ended January 31, 1998 and for fiscal 1998.

                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SYSTEMSOFT CORPORATION


June 12, 1998                             By: /s/ Robert F. Angelo
                                              ----------------------------------
                                              Robert F. Angelo
                                              Chief Executive Officer and
                                              Chairman of the Board


June 12, 1998                             By: /s/ Jeffrey R. Wakely
                                              ----------------------------------
                                              Jeffrey R. Wakely
                                              Vice President, Finance and
                                              Secretary