Form 10-Q
period 1998-07-31
SYSTEMSOFT CORP
filed 1998-09-14
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1998     Commission File Number 0-24418


                             SYSTEMSOFT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     04-3121799
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


          ONE INNOVATION DRIVE
         NATICK, MASSACHUSETTS                           01760
(Address of Principal Executive Offices)               (Zip Code)


                                  508-651-0088
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]


Registrant had 26,721,624 shares of Common Stock, $.01 par value, outstanding at September 11, 1998.

                             SYSTEMSOFT CORPORATION


                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998




                                TABLE OF CONTENTS




                                                                    PAGE NUMBER



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         a)  Consolidated Balance Sheets as of July 31, 1998
             (Unaudited) and January 31, 1998
                                                                          3

         b)  Consolidated Statements of Operations for the
             three and six months ended July 31, 1998
             and 1997 (Unaudited)                                         4

         c)  Consolidated Statements of Cash Flows for the
             six months ended July 31, 1998 and 1997
             (Unaudited)                                                  5

         d)  Notes to Consolidated Financial Statements
             (Unaudited)                                                6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                               16

                             SYSTEMSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                       JULY 31,           JANUARY 31,
                                                                        1998                 1998
                                                                    ------------         ------------
                                                                     (UNAUDITED)

ASSETS
Current assets:
      Cash and cash equivalents                                     $  2,240,110         $ 10,763,795
      Restricted cash                                                  1,000,000                   --
      Accounts receivable, less allowance for doubtful
         accounts of $1,992,000 as of July 31, 1998 and
         $1,566,705 as of January 31, 1998, respectively               3,082,612            6,328,056
      Prepaid royalties                                                2,632,105            2,553,704
      Related party note receivable                                      185,997                   --
      Prepaid expenses and other current assets                        1,693,374            2,727,184
                                                                    ------------         ------------
      Total current assets                                            10,834,198           22,372,739

      Property and equipment, net                                      6,207,944            6,807,337
      Purchased software and software development costs, net           2,597,526            3,559,399
      Prepaid royalties, long-term portion                               315,464              819,450
                                                                    ------------         ------------
      Total assets                                                  $ 19,955,132         $ 33,558,925
                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                              $  1,179,592         $  1,086,991
      Accrued expenses                                                   904,841            1,965,995
      Income taxes payable                                                90,081              118,875
      Accrued compensation and benefits                                1,368,980            2,037,380
      Accrued royalties                                                3,242,750            2,296,500
      Deferred revenue                                                   815,041              628,613
                                                                    ------------         ------------
      Total current liabilities                                        7,601,285            8,134,354

      Other long-term liabilities                                        579,567            1,480,143

      Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value; 1,000,000 shares
          authorized; none issued and outstanding
      Common stock, $.01 par value; 90,000,000 authorized;
          26,882,661 and 26,807,443 shares issued                        268,838              268,074
      Additional paid-in capital                                      83,452,521           83,328,220
      Accumulated other comprehensive income                            (881,476)            (744,100)
      Less treasury stock, at cost, 159,246 shares                      (427,187)            (427,187)
      Accumulated deficit                                            (70,638,416)         (58,480,579)
                                                                    ------------         ------------
      Total stockholders' equity                                      11,774,280           23,944,428
                                                                    ------------         ------------
      Total liabilities and stockholders' equity                    $ 19,955,132         $ 33,558,925
                                                                    ============         ============





The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended July 31,           Six Months Ended July 31,
                                                     -----------------------------       ------------------------------
                                                         1998             1997               1998              1997
                                                     -----------       -----------       ------------       -----------

Revenues:
    Software license fees                            $ 2,197,165       $10,429,331       $  5,602,051       $21,284,974
    Engineering services                                 399,121         2,475,657          1,006,689         4,096,988
                                                     -----------       -----------       ------------       -----------
           Total revenues                              2,596,286        12,904,988          6,608,740        25,381,962
                                                     -----------       -----------       ------------       -----------

Cost of revenues:
    Software license fees                              1,284,979         1,358,945          2,650,187         2,330,441
    Engineering services                                 515,450         1,471,820          1,096,143         2,932,264
                                                     -----------       -----------       ------------       -----------
           Total cost of revenues                      1,800,429         2,830,765          3,746,330         5,262,705
                                                     -----------       -----------       ------------       -----------

Gross profit                                             795,857        10,074,223          2,862,410        20,119,257

Operating expenses:
    Research and development                           3,145,482         3,208,550          6,675,764         6,343,290
    Sales and marketing                                2,173,405         3,618,922          5,123,522         6,525,419
    General and administrative                         1,736,357         2,238,120          3,182,471         3,224,490
                                                     -----------       -----------       ------------       -----------
           Total operating expenses                    7,055,244         9,065,592         14,981,757        16,093,199
                                                     -----------       -----------       ------------       -----------

(Loss) income from operations                         (6,259,387)        1,008,631        (12,119,347)        4,026,058

Interest income                                           44,637            95,577             94,750           148,160
Interest expense                                         (27,973)          (20,313)          (110,961)          (44,237)
Foreign exchange (loss) gain                             (15,292)           34,015            (22,279)            2,021
                                                     -----------       -----------       ------------       -----------
(Loss) income before provision for income taxes       (6,258,015)        1,117,910        (12,157,837)        4,132,002

Provision for income taxes                                    --           368,909                 --         1,363,626
                                                     -----------       -----------       ------------       -----------

Net (loss) income                                    $(6,258,015)      $   749,001       $(12,157,837)      $ 2,768,376
                                                     ===========       ===========       ============       ===========

Per share net (loss) income
    Basic                                            $     (0.23)      $      0.03       $      (0.46)      $      0.11
    Diluted                                          $     (0.23)      $      0.03       $      (0.46)      $      0.10

Weighted average shares outstanding
    Basic                                             26,712,494        26,180,936         26,695,701        25,602,274
    Diluted                                           26,712,494        27,149,326         26,695,701        27,002,673





The accompanying notes are an integral part of the consolidated financial statements

                                  SYSTEMSOFT CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                      Six Months Ended July 31,
                                                                   -------------------------------
                                                                       1998               1997
                                                                   ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net (loss) income                                                  $(12,157,837)      $  2,768,376
Adjustments to reconcile net (loss) income to cash used in
  operating activities:
      Depreciation and amortization                                   2,591,392          2,574,208
      Provision for doubtful accounts                                   700,000            900,375
      Tax benefit from exercise of stock options                             --            270,403
      Other                                                            (324,407)                --
      Changes in operating assets and liabilities:
         Accounts receivable                                          2,545,444         (6,001,835)
         Prepaid expenses and other current assets                    1,010,116           (781,319)
         Prepaid royalties                                              425,584         (6,023,480)
         Accounts payable                                                92,601           (511,883)
         Accrued expenses                                              (942,875)          (297,959)
         Other long term liabilities                                   (900,574)                --
         Income taxes payable                                           (42,288)            72,958
         Accrued compensation and  benefits                            (714,000)           810,271
         Accrued royalties                                              946,250          2,369,941
         Deferred revenue                                               186,428                 --
                                                                   ------------       ------------
Net cash used in operating activities                                (6,584,166)        (3,849,944)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in restricted cash                                    (1,000,000)                --
      Purchases of property and equipment                              (572,003)        (2,225,692)
      Purchase of marketable securities, net                                 --         (2,951,250)
      Proceeds from sale of property and equipment                       60,192                 --
      Purchased software and software development costs                (268,465)        (2,689,612)
                                                                   ------------       ------------
Net cash used in investing activities                                (1,780,276)        (7,866,554)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from common stock private placement                       --          7,982,500
      Increase in related party note receivable                        (185,997)                --
      Proceeds from exercise of stock options                            74,685          1,379,062
                                                                   ------------       ------------
Net cash provided by financing activities                              (111,312)         9,361,562
                                                                   ------------       ------------

Effects of exchange rate changes on cash and cash equivalents           (47,931)           (57,237)

Net decrease in cash and cash equivalents                            (8,523,685)        (2,412,173)

Cash and cash equivalents at beginning of period                     10,763,795         11,807,691

Cash and cash equivalents at end of period                         $  2,240,110       $  9,395,518
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

The results of operations for the three and six month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

3.       EARNINGS PER SHARE

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

Options to purchase 5,389,218 and 5,636,027 shares of common stock for the quarters ended July 31, 1998 and April 30, 1998, respectively, and warrants to purchase 750,000 shares of common stock outstanding during the quarters ended July 31, 1998 and April 30, 1998 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted per-share computations:

                           Three Months Ended July 31,    Six Months Ended July 31,
                           ---------------------------   ---------------------------
                              1998            1997           1998            1997
                           -----------    ------------   ------------    -----------

BASIC EPS
Numerator:
Net (loss) income          $(6,258,015)   $   749,001    $(12,157,837)   $ 2,768,376

Denominator:
Common shares outstanding   26,712,494     26,180,936      26,695,701     25,602,274

Basic EPS                         (.23)           .03            (.46)           .11
                           ===========    ===========    ============    ===========

DILUTED EPS
Numerator:
Net (loss) income           (6,258,014)       749,001     (12,157,837)     2,768,376

Denominator:
Common shares outstanding   26,712,494     26,180,936      26,695,701     25,602,274

Common stock equivalents            --        968,390              --      1,400,399
                           -----------    ------------   ------------    -----------
                            26,712,494     27,149,326      26,695,701     27,002,673

Diluted EPS                $      (.23)   $       .03    $       (.46)   $       .10
                           ===========    ===========    ============    ===========


4.       COMPREHENSIVE INCOME

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The components of comprehensive income for the Company include net income and the net change in foreign currency translation adjustments. The financial statements of prior periods have been reclassified for comparative purposes.

Comprehensive income was as follows:


                                    Three Months Ended July 31,    Six Months Ended July 31,
                                    --------------------------     -------------------------
                                       1998             1997           1998          1997
                                    -----------       --------     ------------   ----------
                                             (Unaudited)                   (Unaudited)

Net (loss) income                   $(6,258,015)      $749,001     $(12,157,837)  $2,768,376
Foreign currency translation           (209,958)            --         (137,376)          --
                                    -----------       --------     ------------   ----------

Total comprehensive (loss) income   $(6,467,973)      $749,001     $(12,295,213)  $2,678,376
                                    ===========       ========     ============   ==========


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

6.       DUE FROM RELATED PARTY

In June 1998, the Chairman of the Company's Board of Directors, formerly the CEO and Chairman of the Board of Directors, borrowed approximately $186,000 from the Company. The note receivable bears interest at an annual rate of 5% and is payable on or before June 3, 1999. The note receivable is collateralized by a security interest in the net proceeds from the sale of all Incentive and Non-Qualified Stock Options granted to the Chairman under the 1994 Omnibus Stock Option Plan. On September 14, 1998, the principal and all accrued interest due under the note was paid in full.

7.       SUBSEQUENT EVENTS

In August 1998, the Company sold its Japanese Subsidiary, Pacific SystemSoft KK ("PSKK"). Under the terms of a Stock Purchase Agreement, Toyo MicroSystems Corporation ("Toyo"), a majority owned subsidiary of Standard Microsystems Corporation, acquired all issued and outstanding stock of PSKK from SystemSoft. The Company and Toyo have entered into a Distribution Agreement, under which PSKK will remain the Company's exclusive representative and distributor in Japan. Revenues and total expenses of the Company's Japanese Subsidiary represented approximately 7% and 4% of consolidated revenues and expenses, respectively, for the six months ended July 31, 1998.

On August 25, 1998, the Company and its wholly-owned subsidiary, SystemSoft Taiwan Corporation, entered into a letter of understanding with Great Wide Technologies Limited ("GWT"), a Taiwan-based corporation, regarding the Company's agreement to enter into an exclusive (even as to the Company), irrevocable, worldwide License Agreement, which will be effective as of September 1, 1998. Pursuant to said License Agreement, GWT will be obligated to pay the Company a 10% royalty on revenue from the BIOS business up to an aggregate amount of $2.0 million. GWT has agreed to prepay $674,000 of said royalties upon execution of the License Agreement. Once GWT has paid the Company $2.0 million in royalties, GWT will have a fully paid-up license and the Company has agreed to assign all of its right, title and interest in and to the BIOS products (as described in the License Agreement) and all related documentation, including copyrights, patents and trade secrets relating thereto. The Company has also agreed not to compete with GWT in the worldwide BIOS-related business (as defined in said License Agreement) for a period of ten years.

                             SYSTEMSOFT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended July 31, 1998 and 1997. The Company designs, develops, markets, licenses and supports call-avoidance software to the personal computer industry and system-level software designed to be the communication path between personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Asia Pacific based manufacturers of personal computers and related devices.

Comparison of Three Months Ended July 31, 1998 and 1997

         Revenues. Revenues were $2,596,000 and $12,905,000 in the three months ended July 31, 1998 and 1997, respectively, a decrease of approximately 80%. Software license fees decreased to $2,197,000 from $10,429,000 or approximately 79%. This decrease in revenues occurred throughout all product lines, with the largest quarter to quarter decline in the SystemWizard product line. Revenues in the Asia Pacific region were $1,055,000 and $4,302,000 in the three months ended July 31, 1998 and 1997, respectively, a decrease of approximately 75%. For the three months ended July 31, 1998, revenues for the Company's Japanese Subsidiary, Taiwanese operations and United States BIOS business accounted for $1,198,000 or 46% of consolidated revenues.

         Engineering services decreased to $399,000 from $2,476,000, or approximately 84% due to the completion, in December 1997, of the Intel Development and License Agreement and a general decrease in the demand for contract engineering services. In addition, many customers contract engineering services as part of their purchase of software; due to the significant decline in software license revenues, engineering service revenues have been adversely impacted.

         Cost of Revenues. Cost of revenues was $1,800,000 and $2,831,000 in the three months ended July 31, 1998 and 1997, respectively. These numbers represent a year over year decrease of $1,031,000 or 36%. Cost of revenues consists primarily of amortization of software development costs and purchased software, royalties due third parties and engineering costs, principally direct engineering compensation expenses, associated with engineering services revenue. Cost of revenues as a percentage of revenues increased to 69% from 22% in the three months ended July 31, 1998 and 1997, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 58% from 13%, respectively primarily due to the substantial relative decrease in software license revenue. The decrease in cost of license fees in absolute dollars was due to a decrease in the amortization of purchased software costs and capitalized development costs. Additionally, much of the cost of license fees, such as amortization of purchased software and capitalized software, is relatively fixed in nature and therefore does not fluctuate as a percentage basis consistent with changes in revenue.

         Cost of engineering services increased as a percentage of engineering service revenues to 129% from 59% in the three months ended July 31, 1998 and 1997, respectively primarily due to the substantial relative decline in engineering services revenue. Gross margin for engineering services was negative for the three months ended July 31, 1998 due to the fixed cost nature, primarily payroll and benefit costs, of the engineering services department combined with the substantial decline in engineering services revenues.

         Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $3,145,000 and $3,209,000, for the three months ended July 31, 1998 and 1997, respectively, net of capitalized development costs of $160,000 in the three months ended July 31, 1997; no development costs were capitalized in the three months ended July 31, 1998. These results represent a year over year marginal decrease of $64,000 or 2%. As a percent of revenue, research and development expenses increased to 121% from 25% due to the substantial relative decrease in revenues. The increase in expenses resulted primarily from increases in rent and depreciation expense, offset by a decrease in consulting and compensation expense. Although the Company has taken steps to reduce its research and development staff, the anticipated savings associated with this action will not be fully realized until future quarters due to severance costs incurred along with the timing of the reduction in staff. The staff reductions occurred in May and August of 1998.

         Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $2,173,000 and $3,619,000 in the three months ended July 31, 1998 and 1997, respectively, a decrease of approximately 40%. The decrease was primarily due to staff reductions, reduced commissions due independent manufacturers' representatives, and reduced marketing costs related to both cost control measures and a reduction in the level of co-op advertising. As a percentage of revenue, sales and marketing expenses increased to 84% from 28% due to the substantial relative decrease in revenues.

         General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts and professional fees, were $1,736,000 and $2,238,000 in the three months ended July 31, 1998 and 1997, respectively, a decrease of approximately 22%. The decrease was primarily due to reductions in headcount and a decrease in the provision for bad debts in the three months ended July 31, 1998 versus the three months ended July 31, 1997. General and administrative expenses as a percentage of revenues increased to 67% from 17% due to the substantial relative decrease in revenues.

         Provision for Income Taxes. Provision for income taxes was $0 and $369,000 in the three months ended July 31, 1998 and 1997, respectively. The decrease in the provision for income taxes is due to the pre-tax loss of $6,258,000 in the three months ended July 31, 1998 versus pre-tax profit of $1,118,000 in the three months ended July 31, 1997. The Company did not record a benefit for income taxes in the three months ended July 31, 1998 due to certain foreign tax liabilities that may be owed related to the termination of its operations in Taiwan and Japan.

Comparison of Six Months Ended July 31, 1998 and 1997

         Revenues. Revenues were $6,609,000 and $25,382,000 in the six months ended July 31, 1998 and 1997, respectively, a decrease of approximately 74%. Software license fees decreased to $5,602,000 from $21,285,000 or approximately 74%. The decrease in revenues occurred in all product lines with the most significant declines in the PC Card, BIOS, and SystemWizard product lines. Revenues in the Asia Pacific region were $2,233,000 and $8,323,000 in the six months ended July 31, 1998 and 1997, respectively, a decrease of approximately 73%. For the six months ended July 31, 1998 revenues for the Company's Japanese Subsidiary, Taiwanese operations and United States BIOS business accounted for $2,398,000 or 36% of consolidated revenues.

         Engineering services revenue decreased to $1,007,000 from $4,097,000 or approximately 75%. This decrease was due to a drop in engineering services revenue for all products due to reduced demand for contract engineering services; however the largest decrease was in SystemWizard due to the completion in fiscal 1998 of the development agreement with Intel Corporation. Revenues generated under the Intel Agreement were $750,000 for the six months ended July 31, 1997; for the six months ended July 31, 1998, no revenues were recognized under the Intel development agreement.

         Cost of Revenues. Cost of revenues was $3,746,000 and $5,263,000 in the six months ended July 31, 1998 and 1997, respectively. These numbers represent a year over year decrease of $1,517,000 or 29%. Cost of revenues as a percentage of revenues increased to 57% from 21% in the six months ended July 31, 1998 and 1997, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 47% from 11% primarily due to an increase in USB royalties and an increase in product costs for VoiceView modems directly related to an increase in VoiceView sales. In January 1998, the Company completed the USB Licensing Agreement under which the Company licensed its USB technology but retained the rights to service certain USB customers subject to paying a royalty on USB revenue recognized.

         Cost of engineering services increased as a percentage of engineering service revenues to 109% from 72% in the six months ended July 31, 1998 and 1997, respectively. Gross margin on engineering services was negative for the six months ended July 31, 1998 due the fixed cost nature, primarily payroll and benefit costs, of the engineering services department combined with the substantial decline in engineering services revenues.

         Research and Development. Research and development expenses were $6,676,000 and $6,343,000, net of capitalized development costs of $0 and $340,000, in the six months ended July 31, 1998 and 1997, respectively, an increase of approximately 5%. As a percentage of revenue, research and development expenses increased to 101% from 25%. The increase in expenses resulted primarily from increases in rent and depreciation expense, offset by a decrease in consulting expense. Rent and depreciation expense for the six months ended July 31, 1998 have increased over the corresponding period ended July 31, 1997 due to incremental rent costs of the Company's new corporate office building occupied in the third quarter of fiscal 1998. Although the Company has taken steps to reduce its research and development staff, the savings associated with this action will not be fully realized until future quarters due to severance costs incurred along with the timing of the reduction in staff. The staff reductions occurred in May and August of 1998.

         Sales and Marketing. Sales and marketing expenses were $5,124,000 and $6,525,000 in the six months ended July 31, 1998 and 1997, respectively, a decrease of approximately 21%. The percentage decrease was primarily due to staff reductions, decreased expenditures on marketing programs and co-op advertising, a reduction in travel, and a reduction in commissions due independent manufacturers' representatives. Sales and marketing expenses as a percentage of revenues increased to 78% from 26% due to the substantial relative decline in revenues.

         General and Administrative. General and administrative expenses were $3,182,000 and $3,224,000 in the six months ended July 31, 1998 and 1997, respectively, a decrease of approximately 1%. This decrease is due to a reduction in bad debt expense offset by a small increase in rent expense and depreciation expense.

         Provision for Income Taxes. Provision for income taxes was $1,364,000 for the six months ended July 31, 1997. There was no provision for income taxes for the six months ended July 31, 1998. The Company did not record a benefit for income taxes in the six months ended July 31, 1998 due to certain foreign tax liabilities that may be owed related to the termination of its operations in Taiwan and Japan.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended July 31, 1998, the Company funded its operations primarily through use of existing cash and collection of accounts receivable. As of July 31, 1998, the Company had cash and cash equivalents of $2,240,000 and working capital of $3,233,000. The Company had a net decrease of cash and cash equivalents of $8,524,000 for the six months ended July 31, 1998. The principal uses of cash and cash equivalents for the six months ended July 31, 1998 were the funding of operations of $6,770,000, purchases of property and equipment of $572,000, and funding of a $1,000,000 restricted cash account related to a letter of credit required under the Company's corporate office lease. The letter of credit was previously unsecured under the Company's line of credit facility with a bank. The Company is currently in violation of the tangible net worth and minimum quarterly earnings covenants of its line of credit. As a result, the Company does not have any borrowing ability under its line of credit.

         The Company had a Development and License Agreement with Intel (the "Intel Agreement") whereby Intel provided the Company with certain technology funding for engineering, sales and marketing, and support services. In consideration of Intel's technology provided and the funding received, the Company was obligated to pay Intel royalties based on a percentage of revenues generated on all licensed works developed under the Intel Agreement. The Intel Agreement was amended in October 1995 to include additional engineering services and products. In December 1997 the Company entered into an agreement (the "December 1997 Agreement") with Intel which requires the Company to make guaranteed payments of $4,263,000 in lieu of future royalty payments which would have been paid over the life of certain of the Company's call-avoidance products. The guaranteed payments are required to be made over various dates through December 1, 1999. As of July 31, 1998, the Company owed Intel remaining guaranteed payments of $3,263,000. The Company has not made two guaranteed payments of $500,000 each, due June 1, 1998 and September 1, 1998. Under the terms of the December 1997 Agreement, if the Company is more than 60 days late on any installment payment, Intel, at its option, may terminate the December 1997 Agreement upon written notice to the Company. Upon any such termination, all guaranteed payments received by Intel will be credited as royalty payments against the Company's actual royalties due Intel pursuant to the terms of the original Intel agreements and amendments had the December 1997 Agreement never been executed and all parties will abide by the terms of the original agreements and amendments for the remaining term thereof. As of September 11, 1998, Intel has not notified the Company of its intent to terminate the December 1997 Agreement.

         With the sale of its Japanese subsidiary, cutbacks in its staff, and potential licensing of its BIOS technology, the Company believes it has taken significant steps to reduce its operating expenses as of August, 1998. Total expenses related to the Company's Japanese Subsidiary, Taiwan operations and US based BIOS operations represented approximately 18% of consolidated expenses for the six months ended July 31, 1998. Although there can be no assurances as to the magnitude of future expense reductions that the Company may realize as a result of these actions, the Company anticipates a reduction in future cost of sales and operating expenses. The Company believes that its current cash balances, cash flow from operations and proceeds from the sale of its Japanese Subsidiary and the potential licensing of its BIOS technology will be sufficient to meet its working capital and capital expenditure requirements through the next six months. This operating cash flow expectation assumes that the Company meets its revenue forecast during the second half of fiscal 1999, something the Company has been unable to do for the first six months of fiscal 1999, and that the potential BIOS licensing agreement is consummated. The Company may decide that it is necessary to seek additional financing or reduce operating costs in order to meet its current cash requirements over the next six months.

However, there can be no assurance that the Company would be successful in procuring such financing, or that it could do so on terms favorable to the Company. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. To date, inflation has not had a material impact on the Company's financial results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning sufficiency of funds for the Company's working capital and the potential licensing of its BIOS technology) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

         The Company's future results are subject to substantial risks and uncertainties. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition. As discussed in Note 5 to the accompanying Unaudited Consolidated Financial Statements, the Company has been named as a defendant in a series of purported securities class action lawsuits. Although the Company believes that the allegations in these complaints are without merit and intends to vigorously defend against them, the ultimate outcome, including the amount of possible loss, if any, of litigation cannot be determined at this time. There is no assurance that the Company will carry out the licensing of its BIOS technology. Additionally, Intel may terminate the December 1997 Agreement.

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

         The Company's Common Stock is currently listed on the NASDAQ National Market ("NNM"). In order to continue to be listed on the NNM, however, the Company must maintain (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill), a market capitalization of $35,000,000, or $500,000 in net income for two of the last three years, (ii) a $1,000,000 market value for the public float, (iii) two market-makers, and (iv) a minimum bid price of $1.00 per share. As of August 27, 1998, the Company was not in compliance with item (iv) above. If the Company continues to fail to meet this or any other of these maintenance criteria it may result in the delisting of the Company's securities from the NNM, and trading, if any, and the Company's securities would thereafter be conducted in the non-NNM over-the-counter market. If the Company's securities are delisted, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on the NNM and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NNM equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

PART II.  OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

          At the Company's 1998 annual meeting of stockholders held July 1, 1998, the Company's stockholders took the following actions:

     (1) The Company's stockholders reelected Robert F. Angelo, Deborah M. Besemer, Robert N. Goldman, W. Frank King, Ph.D. and David J. McNeff as directors of the Company to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified or until their earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 1998 annual meeting. No other persons were nominated, or received votes, for election as directors of the Company at the 1998 annual meeting of stockholders. The following table sets forth each director elected at the annual meeting (with vote results):

                                                                        Broker
           Name                      For       Withheld   Abstentions  Non-Votes
           ----                      ---       --------   -----------  ---------

           Robert F. Angelo      22,786,102   1,108,977        0           0
           Deborah M. Besemer    22,798,990   1,096,089        0           0
           Robert N. Goldman     22,799,600   1,095,479        0           0
           W. Frank King         21,937,343   1,957,736        0           0
           David J. McNeff       22,821,108   1,073,971        0           0


     (2) The Company's stockholders approved and adopted an amendment to the SystemSoft Corporation Amended and Restated 1994 Employee Stock Purchase Plan increasing the number of shares available for issuance from 700,000 to 1,100,000, by a vote of 22,486,944 in favor, 1,126,251 shares opposed and 281,884 shares abstaining.

Item 5. - Other Information

          The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act"), which are intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of shareholders of the Company, is January 28, 1999. Pursuant to recent amendments to the rules relating to proxy statements under the Act, the shareholders of the Company are hereby notified that the deadline for providing timely notice to the Company of matters that shareholders desire to introduce at the next annual meeting of stockholders of the Company (which are not otherwise submitted for inclusion in the proxy statement in accordance with the preceding sentence) is April 13, 1999. Management proxies will be authorized to exercise discretionary authority with respect to any such shareholder proposal not included in the Company's proxy materials for the next annual meeting unless the Company receives notice of such proposal prior to April 13, 1999 and the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Act are met. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested.


Item 6. - Exhibits and Reports on Form 8-K

     (a)  EXHIBITS.

          10.1 Note and Security Agreement between the Company and Robert F. Angelo

          27.1 Financial Data Schedule For Fiscal 1999

          27.2 Financial Data Schedule For Fiscal 1998

     (b)  REPORTS ON FORM 8-K:

          A Current Report on Form 8-K dated May 7, 1998 was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing preliminary results for the quarter ended April 31, 1998. In addition, a Current Report on Form 8-K dated May 28, 1998 was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing actual results for the quarter ended April 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SYSTEMSOFT CORPORATION


September 11, 1998                           By: /s/ Frank A. Sola
                                                 ------------------------------
                                                 Frank A. Sola
                                                 Chief Executive Officer


September 11, 1998                           By: /s/ Jeffrey R. Wakely
                                                 ------------------------------
                                                 Jeffrey R. Wakely
                                                 Vice President, Finance and
                                                 Secretary