Form 10-Q
period 1998-10-31
SYSTEMSOFT CORP
filed 1998-12-15
CIK 889987

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1998   Commission File Number 0-24418


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

Registrant had 27,127,217 shares of Common Stock, $.01 par value, outstanding at December 14, 1998.

                             SYSTEMSOFT CORPORATION

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                TABLE OF CONTENTS

                                                                    PAGE NUMBER

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

             Consolidated Balance Sheets as of October 31, 1998
             (Unaudited) and January 31, 1998                              3

             Consolidated Statements of Operations for the three and
             nine months ended October 31, 1998 and 1997 (Unaudited)       4

             Consolidated Statements of Cash Flows for the nine
             months ended October 31, 1998 and 1997 (Unaudited)            5

             Notes to Consolidated Financial Statements (Unaudited)        6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                 21

                             SYSTEMSOFT CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                            OCTOBER 31,     JANUARY 31,
                                                                1998            1998
                                                           -------------   -------------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                $  1,328,222    $ 10,763,795
  Restricted cash                                             1,000,000               -
  Accounts receivable, less allowance for doubtful
   accounts of $1,802,998 as of October 31, 1998 and
   $1,566,705 as of January 31, 1998, respectively              979,344       6,328,056
  Prepaid royalties                                              51,281       2,553,704
  Prepaid expenses and other current assets                     857,609       2,727,184
                                                           ------------    ------------
  Total current assets                                        4,216,456      22,372,739

  Property and equipment, net                                 1,982,694       6,807,337
  Purchased software and software development costs, net        867,394       3,559,399
  Prepaid royalties, long-term portion                                -         819,450
                                                           ------------    ------------
  Total assets                                             $  7,066,544    $ 33,558,925
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                         $  1,503,509    $  1,086,991
  Accrued expenses                                            1,468,078       1,965,995
  Income taxes payable                                          390,081         118,875
  Accrued compensation and benefits                           1,486,011       2,037,380
  Accrued royalties                                           3,562,066       2,296,500
  Deferred revenue                                            1,080,921         628,613
                                                           ------------    ------------
  Total current liabilities                                   9,490,666       8,134,354

  Other long-term liabilities                                   301,310       1,480,143

  Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; none issued and outstanding
  Common stock, $.01 par value; 90,000,000 authorized;
   27,256,463 and 26,807,443 shares issued                      272,576         268,074
  Additional paid-in capital                                 83,627,587      83,328,220
  Accumulated other comprehensive income                       (537,691)       (744,100)
  Less treasury stock, at cost, 159,246 shares                 (427,187)       (427,187)
  Accumulated deficit                                       (85,660,717)    (58,480,579)
                                                           ------------    ------------
  Total stockholders' (deficit) equity                       (2,725,432)     23,944,428
                                                           ------------    ------------
  Total liabilities and stockholders' (deficit) equity     $  7,066,544    $ 33,558,925
                                                           ============    ============

The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended October 31,    Nine Months Ended October 31,
                                                   ------------------------------    -----------------------------
                                                       1998              1997            1998             1997
                                                   ------------     ------------     ------------     ------------

Revenues:
  Software license fees                            $    742,988     $ 12,162,016     $  6,345,039     $ 33,381,990
  Engineering services                                  120,996        1,070,586        1,127,685        5,232,574
                                                   ------------     ------------     ------------     ------------
         Total revenues                                 863,984       13,232,602        7,472,724       38,614,564
                                                   ------------     ------------     ------------     ------------

Cost of revenues:
  Software license fees                                 482,258        1,678,946        3,132,445        4,009,387
  Engineering services                                  602,867        2,083,194        1,699,010        5,015,458
                                                   ------------     ------------     ------------     ------------
         Total cost of revenues                       1,085,125        3,762,140        4,831,455        9,024,845
                                                   ------------     ------------     ------------     ------------
Gross (loss) profit                                    (221,141)       9,470,462        2,641,269       29,589,719

Operating expenses:
  Research and development                            2,093,444        3,332,768        8,769,208        9,676,058
  Sales and marketing                                 1,447,781        3,246,396        6,571,303        9,771,815
  General and administrative                          1,771,743        1,845,495        4,954,214        5,069,985
  Loss on BIOS Licensing Agreement                    2,504,100                -        2,504,100                -
  Restructuring and other charges                     6,679,205                -        6,679,205                -
                                                   ------------     ------------     ------------     ------------
         Total operating expenses                    14,496,273        8,424,659       29,478,030       24,517,858
                                                   ------------     ------------     ------------     ------------

(Loss) income from operations                       (14,717,414)       1,045,803      (26,836,761)       5,071,861

Interest income                                          24,741           76,895          119,491          225,055
Interest expense                                        (23,463)         (27,669)        (134,424)         (71,906)
Other                                                    (6,165)          85,554          (28,444)          87,575
                                                   ------------     ------------     ------------     ------------
(Loss) income before provision for income taxes     (14,722,301)       1,180,583      (26,880,138)       5,312,585

Provision for income taxes                              300,000          236,117          300,000        1,599,743
                                                   ------------     ------------     ------------     ------------

Net (loss) income                                  ($15,022,301)    $    944,466     ($27,180,138)    $  3,712,842
                                                   ============     ============     ============     ============

Per share net (loss) income
  Basic                                                  ($0.56)           $0.04           ($1.02)           $0.14
  Diluted                                                ($0.56)           $0.04           ($1.02)           $0.14

Weighted average shares outstanding
  Basic                                              26,824,386       26,384,434       26,738,596       25,862,993
  Diluted                                            26,824,386       26,718,588       26,738,596       26,907,978


The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Nine Months Ended October 31,
                                                                 -----------------------------
                                                                     1998             1997
                                                                 ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                ($27,180,138)    $  3,712,842
Adjustments to reconcile net (loss) income to cash used
 in operating activities, net of effects from loss on BIOS
 Licensing Agreement and restructuring and other charges:
 Restructuring and other charges, non-cash portion                  6,605,865                -
 Loss on BIOS Licensing Agreement, non-cash portion                 2,383,900                -
 Realized foreign currency loss from sale of subsidiary               298,897                -
 Depreciation and amortization                                      3,880,680        4,207,761
 Provision for doubtful accounts                                      700,000        1,420,374
 Tax benefit from exercise of stock options                                 -          311,875
 Stock option compensation expense                                    185,989                -
 Other                                                               (350,956)               -
 Changes in operating assets and liabilities:
   Accounts receivable                                              4,098,730       (7,738,332)
   Prepaid expenses and other current assets                        1,116,045         (190,735)
   Prepaid royalties                                                  425,585       (5,839,384)
   Accounts payable                                                   416,518         (554,886)
   Accrued expenses                                                  (771,797)        (841,416)
   Other long term liabilities                                     (1,178,833)               -
   Income taxes payable                                               257,712         (178,535)
   Accrued compensation and  benefits                                (643,391)       1,240,378
   Accrued royalties                                                1,265,566        2,643,655
   Deferred revenue                                                   452,308          222,000
                                                                 ------------     ------------
Net cash used in operating activities                              (8,037,320)      (1,584,403)
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (529,279)      (3,094,294)
 Purchase of marketable securities, net                                     -       (2,893,227)
 Proceeds from sale of property and equipment                         184,910                -
 Net cash received from sale of subsidiary                            399,821                -
 Increase in restricted cash                                       (1,000,000)               -
 Purchased software and software development costs                   (359,098)      (4,126,098)
                                                                 ------------     ------------
Net cash used in investing activities                              (1,303,646)     (10,113,619)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from common stock private placement                           -        7,982,500
 Proceeds from exercise of stock options                               67,500        1,540,881
                                                                 ------------     ------------
Net cash provided by financing activities                              67,500        9,523,381
                                                                 ------------     ------------

Effects of exchange rate changes on cash and cash equivalents        (162,107)        (251,499)

Net decrease in cash and cash equivalents                          (9,435,573)      (2,426,140)

Cash and cash equivalents at beginning of period                   10,763,795       11,807,691

Cash and cash equivalents at end of period                       $  1,328,222     $  9,381,551
                                                                 ============     ============


The accompanying notes are an integral part of the consolidated financial statements

                             SYSTEMSOFT CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of SystemSoft Corporation and its wholly-owned subsidiaries (the "Company"), and have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

Certain reclassifications have been made to the prior year's financial statements to conform with the fiscal 1999 presentation.

The results of operations for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Options to purchase 5,636,027 and 5,014,500 shares of common stock for the three and nine month periods ended October 31, 1998, respectively, and warrants to purchase 750,000 shares of common stock outstanding during the three and nine month periods ended October 31, 1998 were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted per-share computations:

                            Three Months Ended October 31,   Nine Months Ended October 31,
                            ------------------------------   -----------------------------
                                 1998            1997            1998            1997
                            -------------     ------------   ------------     ------------
BASIC EPS
Numerator:
Net (loss) income            $(15,022,301)    $   944,466    $(27,180,138)    $ 3,712,842
Denominator:
Common shares outstanding      26,824,386      26,384,434      26,738,596      25,862,993
Basic EPS                            (.56)            .04           (1.02)            .14
                             ============     ===========    ============     ===========

DILUTED EPS
Numerator:
Net (loss) income             (15,022,301)        944,466     (27,180,138)      3,712,842
Denominator:
Common shares outstanding      26,824,386      26,384,434      26,738,596      25,862,993
Common stock equivalents                -         334,154               -       1,044,985
                             ------------     -----------    ------------     -----------
                               26,824,386      26,718,588      26,738,596      26,907,978
Diluted EPS                  $       (.56)    $       .04    $      (1.02)    $       .14
                             ============     ===========    ============     ===========

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

Comprehensive income was as follows:

                                    Three Months Ended October 31,     Nine Months Ended October 31,
                                    ------------------------------     -----------------------------
                                        1998                1997           1998              1997
                                    ------------          --------     ------------       ----------
                                               (Unaudited)                       (Unaudited)

Net (loss) income                   $(15,022,301)         $944,466     $(27,180,138)      $3,712,842
Foreign currency translation             (92,488)                -         (229,864)               -
                                    ------------          --------     ------------       ----------

Total comprehensive (loss) income   $(15,114,789)         $944,466     $(27,410,002)      $3,712,842
                                    ============          ========     ============       ==========

5. RESTRUCTURING  AND OTHER CHARGES

In October 1998, the Company recorded total restructuring and other charges of $6,679,000. The other charges were composed primarily of $3,326,000 for the write down of prepaid royalty obligations and certain purchased software costs, related to the Company's SystemWizard products. The charge was the result of management's review of the realizability of these assets following the continued weakness in sales of the Company's SystemWizard products and reduced revenue expectations for future sales of SystemWizard products. Additionally, the Company halted development and sales activities on some of its extended, multi-functional SystemWizard product lines for which the Company had previously entered into royalty obligations. Due to the cessation of these products, the Company was required to write off the value of these prepaid obligations. Based on its review, management concluded that these factors impaired the realizability of certain prepaid royalties. In addition, in an effort to reduce expenses and improve cash flow, the Company undertook certain cost reductions and restructured its corporate office lease.

Effective November 1, 1998, the Company executed a second amendment ("the Amendment") to its corporate office building lease. In December, 1996, the Company entered into a 15 year lease on its new corporate headquarters being constructed in Natick, Massachusetts. The lease obligation began in October 1997 upon acceptance of the premises; a 125,000 square foot, three story building under which the Company was the master tenant. Under the terms of the Amendment, the Company agreed to relinquish its master tenant status and deliver the entire building to Metropolitan Life Insurance Company ("Met Life"). Additionally, the Company assigned to Met Life three subleases, covering approximately 51,000 square feet, that the Company had secured on the building. As part of the Amendment, the Company will continue to lease approximately 13,000 square feet of office space from Met Life through October 31, 2005. Under the original lease agreement, the Company was required to maintain a $1,000,000 letter of credit, collateralized by $1,000,000 of cash to be maintained in a restricted cash account. As a result of the Amendment, Met Life agreed to reduce the letter of credit requirement to $400,000 and the Company received net cash proceeds of approximately $470,000 from the reduction in the collateral against the letter of credit reduction after various adjustments and fees as more fully described in the Amendment.

As a result of the Amendment, the Company has a significantly reduced interest in previously capitalized leasehold improvements. Accordingly, the Company expensed $2,313,000 related to the restructuring of its corporate office lease. The expense related to restructuring the Company's corporate office lease was composed primarily of $1,670,00 for the write-down of unamortized leasehold improvements, $50,000 lease renegotiation fee, and $759,000 related to the write-down to estimated net realizable value of certain fixed assets which will be liquidated as a result of the significant reduction in leased office space pursuant to the Amendment. These were offset by $164,000 related principally to the reversal of previously recorded rent accruals no longer required under the terms of the Amendment.

The actions related to these charges were substantially completed by October 31, 1998 and resulted in a restructuring charge of approximately $3,353,000. The charge was composed primarily of $177,000 related to closing the Company's offices in Colorado and California, $2,313,000 for the restructuring of the Company's corporate office lease, $566,000 related to the sale of the Company's Japanese subsidiary, and other miscellaneous items aggregating $297,000.

Approximately $901,000 of the charge is expected to result in cash expenditures in the twelve months subsequent to October 31, 1998 and was accrued as of October 31, 1998. Management believes that the amounts accrued will be adequate to cover future expenditures associated with the actions.

6. LOSS ON BIOS LICENSING AGREEMENT

On October 16, 1998, the Company and its wholly-owned subsidiary, SystemSoft Taiwan Corporation, finalized an asset purchase and license agreement (the "License Agreement") with Insyde Software, Inc., ("Insyde") for the Company's BIOS business. The License Agreement, which is effective as of September 1, 1998, called for the Company to transfer to Insyde, in exchange for royalty payments of up to $2.0 million, an exclusive (even as to the Company) irrevocable, worldwide license to the Company's BIOS business. Specific terms of the transaction call for Insyde to pay a 10% royalty on all revenue derived from the BIOS business up to an aggregate royalty payment of the aforementioned $2.0 million. Upon the closing of the License Agreement, Insyde prepaid $500,000 of said royalties to the Company and will begin paying the 10% royalty when BIOS revenue earned by Insyde exceeds $5.0 million. Guaranteed minimum royalty payments for the remaining $1.5 million begin in the quarter ending December 31, 1999 until such time as any or all of the remaining $1.5 million in royalty payments is paid to the Company. In addition to the $2.0 million in royalties owed for the BIOS business, Insyde also paid $85,000 for specific tangible personal property acquired from the Company and from a wholly-owned subsidiary of the Company, SystemSoft Taiwan Corporation, consisting of computer, office and engineering equipment.

As a result of the License Agreement, the Company has no on-going operations in Taiwan and all BIOS related activities have been eliminated effective September 1, 1998. As a result of the licensing transaction and the closing of its operations in Taiwan, the Company recorded a net loss on the BIOS Licensing Agreement of $2,504,000. Direct expenses related to the loss on the BIOS Licensing Agreement were $535,000 comprised primarily of facility abandonment costs, commission accrual for assistance to be provided by Insyde for collecting existing Taiwan accounts receivable, and fixed asset write-offs. In addition to the direct costs resulting from the licensing transaction, the Company incurred indirect expenses totaling $1,969,000. Whereas the Company transferred its BIOS technology to Insyde, the Company has no on-going interest in its developed BIOS technology. Accordingly, the Company wrote off unamortized purchased software costs related to the BIOS technology of $1,599,000 and expensed $180,000 of other prepaid items related to operations in Taiwan. Other miscellaneous indirect costs charged to loss on the BIOS Licensing Agreement totaled $190,000.

7. LITIGATION

On March 3, 1998, a purported securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against the Company and others, including certain officers and directors of the Company. The lawsuit alleges, among other things, that the Company, during a purported class period of January 25, 1996 through March 3, 1997, made misrepresentations and omissions to the investing public regarding its revenue, product development and business prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Several additional complaints were filed against the Company and others in subsequent weeks in the same federal court alleging similar claims. Seven of the complaints alleged a longer class period ending February 5, 1998. On May 8, 1998, the court consolidated each of these separate actions. The plaintiffs in these consolidated actions seek unspecified damages against the Company and other defendants.

On December 4, 1998, the Company announced that it has reached an agreement-in-principle to settle all of the class action litigations. The terms of the proposed settlement include the issuance of 5.2 million shares of the Company's common stock and a contribution by the Company's directors' and officers' liability insurance carrier of $2.9 million. The Company has conditionally agreed to reimburse the insurance carrier $200,000, if certain financial targets are met by the Company. All terms of the settlement are subject to the signing of a definitive agreement and final court approval. There can be no assurance that a definitive agreement will be signed and finally approved by the court and that the Company will not have to continue its defense of the lawsuits; accordingly the Company has not recorded any of the settlement costs or other settlement transactions as of October 31, 1998. Should a definitive agreement not be signed or finally approved for any reason, the Company intends to defend the lawsuits vigorously.

                             SYSTEMSOFT CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended October 31, 1998 and 1997. The Company designs, develops, markets, licenses and supports call-avoidance software to the personal computer industry and system-level software designed to be the communication path between personal computer hardware and its operating system software. The principal markets for the Company's products are U.S. and Japanese based manufacturers of personal computers and related devices.

Comparison of Three Months Ended October 31, 1998 and 1997

           Revenues. Revenues were $864,000 and $13,233,000 in the three months ended October 31, 1998 and 1997, respectively, a decrease of approximately 93%. Software license fees decreased to $743,000 from $12,162,000 or approximately 94%. This decrease in revenues occurred throughout all product lines, with the largest quarter to quarter decline experienced in the SystemWizard product line. Revenues for the three month period ended October 31, 1998 were negatively impacted by the reversal of approximately $460,000 of revenue from a Taiwanese customer that had been recognized in the quarter ended July 31, 1998. In the quarter ended July 31, 1998, the Company received purchase orders from a customer for the purchase of $500,000 of various software products. In the quarter ended October 31, 1998, the customer notified the Company of its intent not to honor payment terms of the previously issued purchase orders. The Company has negotiated a payment plan with the customer whereby the customer will make payments based on actual product shipments at which time the Company will recognize the associated revenue. Lastly, due to the August 1998 sale of the Company's Japanese Subsidiary and the BIOS Licensing Agreement which was effective September 1, 1998, revenues for the three month period ended October 31, 1998 excluded a significant portion of revenues which the Company had realized in the three month period ended October 31, 1997. Revenues from the Company's Japanese Subsidiary, Taiwanese operations and United States BIOS business accounted for approximately a $5 million decrease in consolidated revenues for the three months ended October 31, 1998 versus the three month period ended October 31, 1997.

           Engineering services decreased to $121,000 from $1,071,000, or approximately 89% due to the completion, in December 1997, of the Intel Development and License Agreement and a decrease in BIOS engineering services revenue due to the licensing of the BIOS technology effective September 1, 1998. Combined BIOS and Intel related engineering service revenues were $38,000 and $572,000 in the three months ended October 31, 1998 and 1997, respectively. In addition, many customers contract engineering services as part of their purchase of software; due to the significant decline in software license revenues, engineering service revenues have been adversely impacted.

           Cost of Revenues. Cost of revenues was $1,085,000 and $3,762,000 in the three months ended October 31, 1998 and 1997, respectively, a year over year decrease of $2,677,000 or 71%. Cost of revenues consists primarily of amortization of software development costs and purchased software costs, royalties due third parties, and engineering costs, principally direct engineering compensation expenses associated with engineering services revenue. Cost of revenues as a percentage of revenues increased to 126% from 28% in the three months ended October 31, 1998 and 1997, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 65% from 14%, respectively primarily due to the substantial relative decrease in software license revenue. The decrease in cost of license fees in absolute dollars was due primarily to a decrease in the amortization of purchased software costs and capitalized development costs. Additionally, much of the cost of license fees, such as amortization of purchased software and capitalized software, is relatively fixed in nature and therefore does not fluctuate as a percentage basis consistent with changes in revenue.

           Cost of engineering services increased as a percentage of engineering service revenues to 498% from 195% in the three months ended October 31, 1998 and 1997, respectively, primarily due to the substantial relative decline in engineering services revenue. In addition, the Company experienced a reduction in BIOS engineering revenue in the quarter ended October 31, 1998 due to the licensing of its BIOS technology effective

September 1, 1998; however, due to the fixed nature of certain engineering costs, primarily payroll and benefit costs, the gross margin on engineering services was negative for the three months ended October 31, 1998. The Company has eliminated the payroll and benefit costs related to its BIOS custom engineering department as a result of the BIOS Licensing Agreement whereby substantially all BIOS employees ceased working for the Company in September 1998. However, the anticipated full cost savings associated with recent cutbacks in staff and the elimination of the BIOS custom engineering department may not be fully realized until future quarters.

           Research and Development. Research and development expenses, consisting primarily of payroll and related expenses, were $2,093,000 and $3,333,000, for the three months ended October 31, 1998 and 1997, respectively, net of capitalized development costs of $171,000 in the three months ended October 31, 1997; no development costs were capitalized in the three months ended October 31, 1998. These results represent a year over year decrease of $1,240,000 or 37%. The reduction in research and development expenses is due to a reduction in headcount, including headcount reductions in the BIOS business, Japan, and Taiwan, and cost savings associated with curtailing substantially all discretionary spending. As a percentage of revenue, research and development expenses increased to 242% from 25% due to the substantial relative decrease in revenues.

           Sales and Marketing. Sales and marketing expenses, consisting primarily of payroll and related expenses, costs of marketing programs and events, sales commissions to internal sales personnel and independent manufacturers' representatives and travel costs, were $1,448,000 and $3,246,000 in the three months ended October 31, 1998 and 1997, respectively, a decrease of approximately 55%. The decrease was primarily due to staff reductions, reduced travel, reduced commissions due independent manufacturers' representatives, and reduced marketing costs related to cost control measures. In addition, sales expenses have decreased as a result of the sale of the Company's Japanese subsidiary and cost savings associated with terminating operations in Taiwan as a result of the BIOS Licensing Agreement. As a percentage of revenue, sales and marketing expenses increased to 168% from 25% due to the substantial relative decrease in revenues.

           General and Administrative. General and administrative expenses, consisting primarily of payroll and related expenses, provision for doubtful accounts, depreciation, and professional fees, were $1,772,000 and $1,845,000 in the three months ended October 31, 1998 and 1997, respectively, a decrease of approximately 4%. The decrease was primarily due to a reduction in the provision for bad debts and a decrease in consulting expense, offset by an increase in depreciation expense. General and administrative expenses as a percentage of revenues increased to 205% from 14% due to the substantial relative decrease in revenues.

           Provision for Income Taxes. Provision for income taxes was $300,000 and $236,000 in the three months ended October 31, 1998 and 1997, respectively, an increase of 27%. The increase was due to $300,000 recorded in the quarter ended October 31,1998 related to a foreign income tax audit, offset by the tax savings realized due to a pre-tax loss of $14,722,000 for the quarter ended October 31, 1998. The Company recorded a tax provision of $236,000 in the three months ended October 31, 1997 as the Company had a pre-tax profit of $1,181,000 in the three months ended October 31, 1997. In October of 1998, the Company was assessed approximately $300,000 by the Taiwan Tax Authority as a result of an audit of a prior years tax return. The Company is appealing the tax assessment but elected to accrue the full amount of the assessment in the quarter ended October 31, 1998.

Comparison of Nine Months Ended October 31, 1998 and 1997

           Revenues. Revenues were $7,473,000 and $38,615,000 in the nine months ended October 31, 1998 and 1997, respectively, a decrease of approximately 81%. Software license fees decreased to $6,345,000 from $33,382,000 or approximately 81%. The decrease in revenues occurred in all product lines with the most significant declines in the PC Card (80% decrease), BIOS (84% decrease), and SystemWizard (80% decrease) product lines. Revenues for the nine month period ended October 31, 1998 were negatively impacted by the reversal of approximately $460,000 of revenue from a Taiwanese customer that had been recognized in the quarter ended July 31, 1998. In the quarter ended July 31, 1988, the Company received purchase orders from a customer for the purchase of $500,000 of various software products. In the quarter ended October 31, 1998, the customer notified the Company of its intent not to honor the purchase orders issued. The Company has negotiated a payment plan with the customer whereby the customer will make payments based on actual product shipments. Lastly, due to the August 1998 sale of the Company's Japanese Subsidiary and the BIOS Licensing Agreement which was effective September 1, 1998, revenues for the nine month period ended October 31, 1998 excluded a significant portion of revenues which the Company had realized in the nine month period ended October 31, 1997. Revenues from the Company's Japanese Subsidiary, Taiwanese operations and United States BIOS business were $2,045,000 and $14,043,000 in the nine months ended October 31, 1998 and 1997, respectively, a decrease of approximately 85%.

           Engineering services revenue decreased to $1,128,000 from $5,233,000 or approximately 78% due to the completion, in December 1997, of the Intel Development and License Agreement and a decrease in BIOS engineering services revenue due to the licensing of the BIOS technology effective September 1, 1998. Revenues generated under the Intel Agreement were $750,000 for the nine months ended October 31, 1997; for the nine months ended October 31, 1998, no revenues were recognized under the Intel Development Agreement. In addition, many customers contract engineering services as part of their purchase of software; due to the significant decline in software license revenues, engineering service revenues have been adversely impacted.

           Cost of Revenues. Cost of revenues was $4,831,000 and $9,025,000 in the nine months ended October 31, 1998 and 1997, respectively, a year over year decrease of $4,194,000 or 46%. Cost of revenues consists primarily of amortization of software development costs and purchased software costs, royalties due third parties, and engineering costs, principally direct engineering compensation expenses associated with engineering services revenue. Cost of revenues as a percentage of revenues increased to 65% from 23% in the nine months ended October 31, 1998 and 1997, respectively. Cost of software license fees as a percentage of software license fees revenues increased to 49% from 12% primarily due to the substantial relative decrease in software license revenue and the relative fixed nature of certain expenses, primarily amortization of purchased license fees and capitalized software development costs. The decrease in cost of license fees in absolute dollars was due primarily to a decrease in the amortization of purchased software costs and capitalized development costs.

           Cost of engineering services increased as a percentage of engineering service revenues to 151% from 96% in the nine months ended October 31, 1998 and 1997, respectively. Gross margin on engineering services was negative for the nine months ended October 31, 1998 due the fixed cost nature, primarily payroll and benefit costs and depreciation, of the engineering services department combined with the substantial decline in engineering services revenues. The Company has eliminated the payroll and benefit costs related to its BIOS custom engineering department as a result of the BIOS Licensing Agreement whereby substantially all BIOS employees ceased working for the Company in September 1998. However, the anticipated full cost savings associated with recent cutbacks in staff and the elimination of the BIOS custom engineering department will not be fully realized until future quarters.

           Research and Development. Research and development expenses were $8,769,000 and $9,676,000, net of capitalized development costs of $0 and $511,000, in the nine months ended October 31, 1998 and 1997, respectively, a decrease of approximately 9%. As a percentage of revenue, research and development expenses increased to 117% from 25%. The increase in expenses resulted primarily from increases in rent and depreciation expense, offset by a decrease in payroll and related expenses resulting from cutbacks in staff. Rent and depreciation expense for the nine months ended October 31, 1998 have increased over the corresponding period ended October 31, 1997 due to incremental rent costs of the Company's new corporate office building which was occupied in October, 1997. Although the Company has taken steps to reduce its research and development staff, the savings associated with this action are not fully reflected in the results of operations for the nine months ended
October 31, 1998 due to the timing of the reductions in staff which occurred in May and August of 1998.

           Sales and Marketing. Sales and marketing expenses were $6,571,000 and $9,772,000 in the nine months ended October 31, 1998 and 1997, respectively, a decrease of approximately 33%. The percentage decrease was primarily due to staff reductions, decreased expenditures on marketing programs and co-op advertising, a reduction in travel, a reduction in sales commissions due employees, and a reduction in commissions due independent manufacturers' representatives. In addition, sales expenses have decreased as a result of the sale of the Company's Japanese subsidiary and cost savings associated with terminating operations in Taiwan as a result of the BIOS Licensing Agreement. Sales and marketing expenses as a percentage of revenues increased to 88% from 25% due to the substantial relative decline in revenues, offset by a decrease in the level of absolute expenses.

           General and Administrative. General and administrative expenses were $4,954,000 and $5,070,000 in the nine months ended October 31, 1998 and 1997, respectively, a decrease of approximately 2%. This decrease is due to a reduction in bad debt expense offset by a small increase in rent expense and depreciation expense. General and administrative expenses as a percentage of revenues increased to 66% from 13% due to the substantial relative decrease in revenues.

           Provision for Income Taxes. Provision for income taxes was $300,000 and $1,600,000 for the nine months ended October 31, 1998 and 1997, respectively, a decrease of 78%. The decrease was due to $300,000 recorded in the quarter ended October 31,1998 related to a foreign income tax audit, offset by the reduction in income tax expense related to the pre-tax loss of $26,880,000 for the nine months ended October 31, 1998. The Company recorded a tax provision of $1,600,000 in the nine months ended October 31, 1997 as the Company had a pre-tax profit of $5,313,000 in the nine months ended October 31, 1997. In October of 1998, the Company was assessed approximately $300,000 by the Taiwan Tax Authority as a result of an audit of a prior year's tax return. The Company is appealing the tax assessment but elected to accrue the full amount of the assessment in the quarter ended October 31, 1998.

           Restructuring and Other Charges and Loss on BIOS Licensing Agreement. In October 1998, the Company recorded total restructuring and other charges of $6,679,000. The other charges were composed primarily of $3,326,000 for the write down of prepaid royalty obligations and certain purchased software costs, related to the Company's SystemWizard products. The charge was the result of management's review of the realizability of these assets following the continued weakness in sales of the Company's SystemWizard products and reduced revenue expectations for future sales of SystemWizard products. Additionally, the Company halted development and sales activities on some of its extended, multi-functional SystemWizard product lines for which the Company had previously entered into royalty obligations. Due to the cessation of these products, the Company was required to write off the value of these prepaid obligations. Based on its review, management concluded that these factors impaired the realizability of certain prepaid royalties. In addition, in an effort to reduce expenses and improve cash flow, the Company undertook certain cost reductions and restructured its corporate office lease.

           Effective November 1, 1998, the Company executed a second amendment ("the Amendment") to its corporate office building lease. In December, 1996, the Company entered into a 15 year lease on its new corporate headquarters being constructed in Natick, Massachusetts. The lease obligation began in October 1997 upon acceptance of the premises; a 125,000 square foot, three story building under which the Company was the master tenant. Under the terms of the Amendment, the Company agreed to relinquish its master tenant status and deliver the entire building to Metropolitan Life Insurance Company ("Met Life"). Additionally, the Company assigned to Met Life three subleases, covering approximately 51,000 square feet, that the Company had secured on the building. As part of the Amendment, the Company will continue to lease approximately 13,000 square feet of office space from Met Life through October 31, 2005. Under the original lease agreement, the Company was required to maintain a $1,000,000 letter of credit, collateralized by $1,000,000 of cash to be maintained in a restricted cash account. As a result of the Amendment, Met Life agreed to reduce the letter of credit requirement to $400,000 and the Company received net cash proceeds of approximately $470,000 from the reduction in the collateral against the letter of credit reduction after various adjustments and fees as more fully described in the Amendment.

           As a result of the Amendment, the Company has a significantly reduced interest in previously capitalized leasehold improvements. Accordingly, the Company expensed $2,313,000 related to the restructuring of its corporate office lease. The expense related to restructuring the Company's corporate office lease was composed primarily of $1,670,00 for the write-down of unamortized leasehold improvements, $50,000 lease renegotiation fee, and $759,000 related to the write-down to estimated net realizable value of certain fixed assets which will be liquidated as a result of the significant reduction in leased office space pursuant to the Amendment. These were offset by $164,000 related principally to the reversal of previously recorded rent accruals no longer required under the terms of the Amendment.

           The actions related to these charges were substantially completed by October 31, 1998 and resulted in a restructuring charge of approximately $3,353,000. The charge was composed primarily of $177,000 related to closing the Company's offices in Colorado and California, $2,313,000 for the restructuring of the Company's corporate office lease, $566,000 related to the sale of the Company's Japanese subsidiary, and other miscellaneous items aggregating $297,000.

           Approximately $901,000 of the charge is expected to result in cash expenditures in the twelve months subsequent to October 31, 1998 and was accrued as of October 31, 1998. Management believes that the amounts accrued will be adequate to cover future expenditures associated with the actions.

           On October 16, 1998, the Company and its wholly-owned subsidiary, SystemSoft Taiwan Corporation, finalized an asset purchase and license agreement (the "License Agreement") with Insyde Software, Inc., ("Insyde") for the Company's BIOS business. The License Agreement, which is effective as of September 1, 1998, called for the Company to transfer to Insyde, in exchange for royalty payments of up to $2.0 million, an exclusive (even as to the Company) irrevocable, worldwide license to the Company's BIOS business. Specific terms of the transaction call for Insyde to pay a 10% royalty on all revenue derived from the BIOS business up to an aggregate royalty payment of the aforementioned $2.0 million. Upon the closing of the License Agreement, Insyde prepaid $500,000 of said royalties to the Company and will begin paying the 10% royalty when BIOS revenue earned by Insyde exceeds $5.0 million. Guaranteed minimum royalty payments for the remaining $1.5 million begin in the quarter ending December 31, 1999 until such time as any or all of the remaining $1.5 million in royalty payments is paid to the Company. In addition to the $2.0 million in royalties owed for the BIOS business, Insyde also paid $85,000 for specific tangible personal property acquired from the Company and from a wholly-owned subsidiary of the Company, SystemSoft Taiwan Corporation, consisting of computer, office and engineering equipment.

           As a result of the License Agreement, the Company has no on-going operations in Taiwan and all BIOS related activities have been eliminated effective September 1, 1998. As a result of the licensing transaction and the closing of its operations in Taiwan, the Company recorded a net loss on the BIOS Licensing Agreement of $2,504,000. Direct expenses related to the loss on the BIOS Licensing Agreement were $535,000 comprised primarily of facility abandonment costs, commission accrual for assistance to be provided by Insyde for collecting existing Taiwan accounts receivable, and fixed asset write-offs. In addition to the direct costs resulting from the licensing transaction, the Company incurred indirect expenses totaling $1,969,000. Whereas the Company transferred its BIOS technology to Insyde, the Company has no on-going interest in its developed BIOS technology. Accordingly, the Company wrote off unamortized purchased software costs related to the BIOS technology of $1,599,000 and expensed $180,000 of other prepaid items related to operations in Taiwan. Other miscellaneous indirect costs charged to loss on the BIOS Licensing Agreement totaled $190,000.

LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended October 31, 1998, the Company funded its operations primarily through use of existing cash and collection of accounts receivable. As of October 31, 1998, the Company had cash and cash equivalents of $1,328,000 and negative working capital of $(5,274,000). The Company had a net decrease in cash and cash equivalents of $9,436,000 for the nine months ended October 31, 1998. The principal uses of cash and cash equivalents for the nine months ended October 31, 1998 were the funding of operations of $8,037,000, purchases of property and equipment of $529,000, purchased software costs of $359,000, and funding of a $1,000,000 restricted cash account related to a letter of credit required under the Company's corporate office lease. The letter of credit was previously unsecured under the Company's line of credit facility with a bank and was reduced to $400,000 subsequent to October 31, 1998. The Company is currently in violation of the tangible net worth and minimum quarterly earnings covenants of its line of credit. As a result, the Company does not have any borrowing ability under its line of credit.

           The Company had a Development and License Agreement with Intel (the "Intel Agreement") whereby Intel provided the Company with certain technology funding for engineering, sales and marketing, and support services. In consideration of Intel's technology provided and the funding received, the Company was obligated to pay Intel royalties based on a percentage of revenues generated on all licensed works developed under the Intel Agreement. The Intel Agreement was amended in October 1995 to include additional engineering services and products. In December 1997 the Company entered into an agreement (the "December 1997 Agreement") with Intel which requires the Company to make guaranteed payments of $4,263,000 in lieu of future royalty payments which would have been paid over the life of certain of the Company's call-avoidance products. The guaranteed payments are required to be made over various dates through December 1, 1999. As of October 31, 1998, the Company owed Intel remaining guaranteed payments of $3,263,000. The Company has not made three guaranteed payments of $500,000 each, due June 1, 1998, September 1, 1998, and December 1, 1998. Under the terms of the December 1997 Agreement, if the Company is more than 60 days late on any installment payment, Intel, at its option, may terminate the December 1997 Agreement upon written notice to the Company. Upon any such termination, all guaranteed payments received by Intel will be credited as royalty payments against the Company's actual royalties due Intel pursuant to the terms of the original Intel agreements and amendments had the December 1997 Agreement never been executed and all parties will abide by the terms of the original agreements and amendments for the remaining term thereof. As of December 10, 1998, Intel has not notified the Company of its intent to terminate the December 1997 Agreement.

           With the sale of its Japanese Subsidiary, cutbacks in its staff, and licensing of its BIOS technology, the Company believes it has taken significant steps to reduce its operating expenses. Total expenses related to the Company's Japanese Subsidiary, Taiwan operations and US based BIOS operations represented approximately 42% of consolidated operating expenses, for the nine months ended October 31, 1998. Although there can be no assurance as to the magnitude of future expense reductions that the Company may realize as a result of these actions, the Company anticipates a reduction in future cost of sales and operating expenses. The Company believes that its current cash balances and cash flow from operations may not be sufficient to meet its working capital requirements through the next three months. The Company may decide that it is necessary to further reduce operating costs in order to meet its current cash requirements over the next three months. To address its cash shortfall, the Company is currently reviewing various financing alternatives which, if consummated, may provide for cash flow sufficient to meet the Company's expected working capital needs. However, there can be no assurance that the Company would be successful in procuring such financing, or that it could do so on terms favorable to the Company. The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. If the Company is unable to obtain additional financing to meet its operating needs, the Company may be required to further significantly reduce the scope of operations in the next three months. To date, inflation has not had a material impact on the Company's financial results.

YEAR 2000

           Overview. The Company is in the process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could adversely affect the Company's business activities.

           The Company's Year 2000 Compliance Program. The Company has initiated its Year 2000 Compliance Program, the purpose of which is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems. The Company expects to substantially complete its Year 2000 Compliance Program activities by the end of 1999.

           Information Technology Systems. The Company's critical internal information technology ("IT") systems consist of its Electronic Mail system, Internal financial systems, Corporate Communications system, desktop and file management systems, Software Development tools and I/S Management tools. The Company is contacting the vendors of these systems and obtaining assurances that these IT systems are currently in material Year 2000 compliance. To the extent that some employees may be using older versions of these systems that may not be compliant, the Company intends to upgrade such systems to achieve material Year 2000 compliance. The Company is still in the process of evaluating other areas of its existing internal IT systems at this time and will seek further assurances from its vendors as necessary. The Company plans to test its critical IT systems during 1999. The Company intends to evaluate the need for contingency plans for these internal IT systems given the assurances of compliance the Company has received for these systems. While the Company will work diligently with all of its IT system providers, there is no guarantee that these IT systems providers will meet Year 2000 compliance. The failure of any such IT system to be Year 2000 compliant could have a negative effect on the business activities of the Company.

            Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant.

           Third Party Suppliers, Vendors and Customers. The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. For example, where the Company's products and services incorporate third party software the Company will be verifying these third party suppliers Year 2000 compliance. If there occur cases where the non-compliance of third party components does affect features or functions used by the Company in its products, the Company intends to install upgrades (most of which are currently available) to achieve material compliance. In addition, the Company is in the process of testing its application software. To date, the Company has found its application software to be Year 2000 compliant. Given the number of components and the complexity of the software incorporated in the Company's products and services, the Company believes that in the course of conducting its Year 2000 Compliance Program it could reasonably discover that the Year 2000 problem may affect its software or components. However, the Company regularly develops software updates to its product offerings as a natural course of business and the Company does not expect that these Year 2000 updates will be excessively complex or expensive to implement.

           Year 2000 Costs and Expenses. To date, the costs associated with the Year 2000 Issue and the Company's Year 2000 Compliance Program have not been material. The Company will incur costs that include internal resources, software and equipment upgrades and replacement. Based on currently available information, the Company believes that the expense associated with its ongoing efforts will not be material and will be funded through operations, but the Company has not completed its evaluation of its non-IT systems and its third party relationships.

           Contingency Plans. At the present time, the Company has not yet formulated contingency plans for addressing problems due to the Year 2000 Issue. The Company has been assured that its critical internal IT systems are compliant by the vendors of those systems and the Company will evaluate the need for contingency plans for internal IT systems given those assurances. The Company is currently in the process of evaluating the Year 2000 Issue with respect to its non-IT systems and with respect to its major suppliers, vendors, customers and business partners. As this evaluation process proceeds, the Company will formulate appropriate contingency plans. The Company expects that any required contingency planning will be completed no later than the end of 1999.

           Risks Associated with Year 2000 Issue. Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed above under "Factors That May Affect Future Results." These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

           Information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning sufficiency of funds for the Company's working capital, reduction in future costs of sales and operating expenses, and Year 2000 issues) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

           The Company's future results are subject to substantial risks and uncertainties. The market for the Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will depend upon its ability to enhance its current software and to develop and introduce new software which keeps pace with technological developments and evolving industry standards as well as to respond to changes in customer requirements. The Company may confront new competitors as it introduces new products and expands into new markets. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in unit royalty erosion that could have a material adverse effect on the Company's results of operations. The Company believes that its success to date has been largely dependent on the adoption of its software by key participants in the PC industry, the loss of which could adversely affect the Company's product development efforts. In addition, the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's success to date has depended to a significant extent upon a number of key employees. The loss of services of one or more of these key employees could have a material adverse effect on the Company's business and financial condition. As discussed in Note 7 to the accompanying Unaudited Consolidated Financial Statements, the Company has been named as a defendant in a series of purported securities class action lawsuits and has reached an agreement-in-principle to settle the lawsuits, subject to the signing of a definitive agreement and final court approval of the settlement. Should a definitive agreement not be signed or final court approval not be obtained for any reason, the ultimate outcome of the litigations, including the amount of possible loss, if any, cannot be determined at this time. Additionally, Intel may terminate the December 1997 Agreement.

           The Company believes that its current cash balances and cash flow from operations may not be sufficient to meet its working capital requirements through the next three months. If the Company is unable to obtain additional financing sufficient to meet its operating needs, the Company may be required to further significantly reduce the scope of its operations in the next three months. Such reduction in scope of its operations would have a material adverse effect on the Company's results of operations and financial condition.

           The Company is currently seeking to raise additional capital and will consider various financing alternatives, including equity or debt financings and corporate partnering arrangements. There can be no assurance, however, that this capital will be available on terms acceptable to the Company, if at all. If additional financing is not available, the Company may be required to further curtail expenses or take other steps that adversely affect the Company's future performance.

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

           The Company's Common Stock is currently listed on the NASDAQ National Market ("NNM"). The Company has been notified by The NASDAQ Stock Market, Inc. that unless the minimum bid price of its Common Stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days prior to January 15, 1999, the Company's Common Stock will be delisted from the NNM on January 15, 1999. Prior to such date, the Company intends to request a hearing before the NASDAQ Listing Qualifications Panel with respect to NASDAQ's plan to delist the Company. Under NASDAQ's rules, the hearing request will automatically stay the delisting pending a ruling by the hearing panel. There can be no assurance that the hearing will result in a ruling favorable to the Company and the Company's Common Stock will continue to be listed on the NNM. If the Company's Common Stock is delisted, trading, if any, of the Common Stock would thereafter be conducted in a non-NASDAQ over-the-counter market, and an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock. In addition, if the Company's Common Stock was delisted, the Company's securities may be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's Common Stock and the ability of the stockholders to sell their Common Stock.

PART II.  OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

    (a)   EXHIBITS.

           2.1 Asset Purchase and License Agreement dated as of September 1, 1998 by and between SystemSoft Corporation, SystemSoft Taiwan Corporation and Insyde Software, Inc. (filed as Exhibit to Form 8-K/A dated November 9, 1998 and incorporated by reference herein).
          27.1 Financial Data Schedule for Fiscal 1999
          27.2 Financial Data Schedule for Fiscal 1998

    (b)   REPORTS ON FORM 8-K:

          A Current Report on Form 8-K dated September 9, 1998 (which was subsequently amended by a Current Report on Form 8-K/A dated November 9, 1998) was filed during the Company's current quarter. The Current Report on Form 8-K was filed pursuant to Item 5 of Form 8-K announcing
          i) that the Company and its wholly-owned subsidiary, SystemSoft Taiwan Corp., entered into a letter of understanding with Great Wide Technologies Limited ("GWT"), later re-named Insyde Software, Inc., regarding the Company's agreement to enter into an exclusive, irrevocable, worldwide License Agreement with GWT for the Company's BIOS business, ii) the actual results for the quarter ended July 31, 1998, iii) that the Company's Board of Directors elected Frank A. Sola, Chief Executive Officer and a Director of the Company, and iv) that Deborah Bessemer had resigned as President, Chief Operating Officer and a Director of the Company.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SYSTEMSOFT CORPORATION




December 14, 1998                            By: /s/ Frank A. Sola
                                                 ---------------------------
                                                 Frank A. Sola
                                                 Chief Executive Officer



December 14, 1998                            By: /s/ Jeffrey R. Wakely
                                                 ---------------------------
                                                 Jeffrey R. Wakely
                                                 Vice President, Finance and
                                                 Secretary